Form 10QSB
period 1995-09-30
INVESTORS FIRST STAGED EQUITY L P
filed 1995-11-03
CIK 768834

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report

                   (As last amended by 34-32231, eff. 6/3/93.)

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549


                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1995


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT of 1934

                  For the transition period.........to.........

                         Commission file number 0-14470


                       INVESTORS FIRST-STAGED EQUITY L.P.
        (Exact name of small business issuer as specified in its charter)


       Delaware                                               36-3310965
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

      8700 West Bryn Mawr
      Chicago, Illinois                                         60631
(Address of principal executive offices)                      (Zip Code)


                    Issuer's telephone number (312) 399-8700



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No









                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                     INVESTORS FIRST-STAGED EQUITY L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                               September 30, 1995

 Assets
   Cash:
      Unrestricted                                            $  2,511,993
      Restricted-tenant security deposits                          323,456
   Accounts receivable, net of allowance
      for doubtful accounts of $130,310                            184,653
   Note receivable                                                 179,345
   Escrows for taxes and insurance                                 378,699
   Restricted escrows                                              412,887
   Other assets                                                    266,781
   Investment properties:
      Land                                    $  9,810,454
      Buildings and related improvements        45,499,255
                                                55,309,709
   Less accumulated depreciation               (23,596,770)     31,712,939
                                                              $ 35,970,753

 Liabilities and Partners' Deficit

 Liabilities
   Accounts payable                                           $     93,192
   Accrued interest                                              1,868,484
   Tenant security deposits                                        400,652
   Property taxes                                                  109,115
   Other liabilities                                               595,203
   Advances from affiliates of General
      Partner                                                    2,199,844
   Mortgage notes payable, including
      $22,405,214 in default                                    49,848,311

 Partners' Deficit
   General partner                            $   (405,750)
   Limited partners (16,267 units
    issued and outstanding)                    (18,738,298)    (19,144,048)

                                                              $ 35,970,753

[FN]
           See Accompanying Notes to Consolidated Financial Statements

b)                     INVESTORS FIRST-STAGED EQUITY L.P.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                        Three Months Ended           Nine Months Ended
                                           September 30,               September 30,
                                         1995          1994          1995         1994
 Revenues:
   Rental income                      $1,828,977  $1,927,364     $ 5,540,364  $ 5,802,069
   Other income                           68,957      92,721         250,495      200,943
      Total revenues                   1,897,934   2,020,085       5,790,859    6,003,012

 Expenses:
   Operating                             400,960     432,090       1,159,754    1,372,231
   General and administrative             85,274      61,186         263,921      319,060
   Property management fees              113,056     111,428         346,462      311,476
   Maintenance                           225,098     179,099         587,246      840,070
   Depreciation                          505,388     496,503       1,510,408    1,627,004
   Amortization                           20,496      26,228          63,259       65,159
   Interest                            1,043,098     953,585       3,125,180    4,072,160
   Property taxes                        109,232     118,064         313,474      372,867
   Tenant reimbursements                 (67,366)   (107,019)       (108,560)    (136,042)
   Provision to reduce investment
    in properties to fair value               --          --              --    1,448,062
      Total expenses                   2,435,236   2,271,164       7,261,144   10,292,047

 Loss on disposal of property                 --          --         (77,941)          --
 Loss before extraordinary item         (537,302)   (251,079)     (1,548,226)  (4,289,035)
 Extraordinary item-gain on
   extinguishment of debt                     --          --              --    6,439,639

   Net (loss) income                  $ (537,302) $ (251,079)    $(1,548,226) $ 2,150,604

 Net (loss) income allocated to
   general partners                   $   (5,373) $   (2,511)    $   (15,482) $   105,222
 Net (loss) income allocated to
   limited partners                     (531,929)   (248,568)     (1,532,744)   2,045,382

                                      $ (537,302) $ (251,079)    $(1,548,226) $ 2,150,604
  Net (loss) income per limited
   partnership unit:

 Net loss before extraordinary
   item                               $   (32.70) $   (15.28)    $    (94.22) $   (261.03)
 Extraordinary item - gain on
   extinguishment of debt                     --          --              --       386.77

 Net (loss) income per limited
   partnership unit                   $   (32.70) $   (15.28)    $    (94.22) $    125.74


[FN]

           See Accompanying Notes to Consolidated Financial Statements

c)                     INVESTORS FIRST-STAGED EQUITY L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)



                                   Limited
                                 Partnership    General      Limited
                                    Units      Partners      Partners         Total

 Partners' deficit at
    December 31, 1994               16,267    $(390,268)   $(17,205,554)   $(17,595,822)

 Net loss for the nine months
    ended September 30, 1995            --      (15,482)     (1,532,744)     (1,548,226)

 Partners' deficit at
    September 30, 1995              16,267    $(405,750)   $(18,738,298)   $(19,144,048)

[FN]


           See Accompanying Notes to Consolidated Financial Statements

d)                     INVESTORS FIRST-STAGED EQUITY L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                 1995              1994
 Cash flows from operating activities:
    Net (loss) income                                        $(1,548,226)     $ 2,150,604
    Adjustments to reconcile net (loss) income to
       net cash provided by operating activities:
       Negative amortization on mortgage loans payable                --          841,454
       Depreciation                                            1,510,408        1,627,004
       Amortization of loan costs and leasing commissions         85,935           90,955
       Loss on disposal of property                               77,941               --
       Provision to reduce investment in properties to
        fair value                                                    --        1,448,062
       Extraordinary gain on extinguishment of debt                   --       (6,439,639)
       Change in accounts:
         Restricted cash                                        (115,524)          55,006
         Accounts receivable                                     (62,914)        (240,902)
         Notes receivable                                          15,543           12,536
         Escrows for taxes and insurance                        (108,710)        (231,168)
         Other assets                                            (28,698)        (133,204)
         Accounts payable                                         22,175           96,262
         Accrued interest                                      1,030,386          968,515
         Tenant security deposit liabilities                     (27,020)          56,683
         Property taxes                                          109,115          117,914
         Other liabilities                                       146,525           92,080

            Net cash provided by operating activities          1,106,936          512,162

 Cash flows from investing activities:
    Property improvements and replacements                      (315,448)        (411,050)
    Receipts from restricted escrows                              70,641               --
    Deposits to restricted escrows                               (37,814)         (52,063)

            Net cash used in investing activities               (282,621)        (463,113)

 Cash flows from financing activities:
    Payments on mortgage notes payable                          (211,023)        (210,519)
    Cash released to lender for foreclosed property                   --          (26,210)

            Net cash used in financing activities               (211,023)        (236,729)


 Net increase (decrease) in cash                                 613,292         (187,680)


 Cash at beginning of period                                   1,898,701        1,823,469

 Cash at end of period                                       $ 2,511,993      $ 1,635,789

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                   $ 2,024,299      $ 2,092,814


[FN]
           See Accompanying Notes to Consolidated Financial Statements

                       INVESTORS FIRST-STAGED EQUITY L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

Foreclosure

In May of 1994, the Partnership lost East Bluff, an apartment building in Pinnie, California, through foreclosure to the Federal Deposit Insurance Corporation (FDIC), the holder of the second mortgage (See Note E of the Notes to Consolidated Financial Statements). In connection with this transaction, cash of $26,210 was relinquished to the lender and certain other accounts were adjusted by the following non-cash amounts noted:


 Relinquishment of cash                         $   (26,210)
 Accounts receivable                                (71,608)
 Escrow deposits for taxes and insurance           (503,151)
 Escrow deposits for restricted escrows            (143,651)
 Other assets                                        (3,638)
 Apartment properties                            (8,408,719)
 Accumulated depreciation                         3,779,891
 Accounts payable and other liabilities              52,534
 Accrued interest                                 1,612,676
 Tenant security deposits                            46,174
 Mortgage payable                                 8,657,279
 Aggregate gain on transaction                   (6,439,639)
 Write-down of apartment property                 1,448,062




e)                     INVESTORS FIRST-STAGED EQUITY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Note B - Going Concern

   The consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described below, however, such uncertainties raise substantial doubt about the Partnership's ability to continue as a going concern.

   The Partnership's properties have, in the aggregate, experienced operating deficits after debt service payments. As a means of funding the Partnership's deficits, the Partnership had drawn upon working capital reserves which were exhausted as of December 31, 1989, and had taken cash advances from affiliates of the General Partner. The General Partner and affiliates are not obligated to and do not intend to further fund any such cash flow deficits. In addition, since December 31, 1989, the Partnership has deferred repayment of these advances and other accrued expenses with the consent of the General Partner and its affiliates. Such accrued expenses are semi-annually converted to interest-bearing advances. During 1994, the General Partner and its affiliates assigned a portion of the advances to an affiliate of Insignia Financial Group, Inc.("Insignia"). The willingness of the General Partner and its affiliates to continue to defer repayment of these amounts could adversely affect the Partnership's financial condition. In the short term it is likely that the Partnership will suffer additional liquidity problems until cash flow difficulties are resolved. The General Partner is evaluating its options for the Partnership should the Partnership continue to suffer substantial losses from operations and cash deficiencies.

Note B - Going Concern - continued

   In addition, the General Partner and its affiliates have incurred serious financial difficulties that may affect the ability of the General Partner to function in that capacity. The administration and management of the Partnership is dependent on the General Partner and its affiliates. Pursuant to an agreement dated July 14, 1994, a transaction is pending in which the current General Partner would be replaced by MAERIL, Inc., an affiliate of Insignia.
The substitution of MAERIL, Inc. as the General Partner is expected, but there is no assurance that the transaction will be consummated. The pending replacement of the General Partner will not necessarily have a positive impact on the financial condition of the Partnership.

   Due to cash flow deficiencies at Rivercrest Village Apartments, East Bluff Apartments and Richardson Highlands Apartments, the Partnership stopped making the required monthly payments on the second mortgage loans for these properties in October 1990, November 1990, and September 1991, respectively. East Bluff Apartments was foreclosed upon by the Federal Deposit Insurance Corporation ("FDIC") on May 23, 1994. The Registrant negotiated with the subordinate debt holder for Rivercrest Village and Richardson Highlands and finalized a debt restructure on June 22, 1994. The Partnership is in default of certain provisions of these restructured subordinate loans due to the failure to make the required debt service payments of surplus cash amounts as provided by The Department of Housing and Urban Development (HUD) Regulatory Agreement. Due to the default, management could be forced to relinquish the related properties to the debt holder in satisfaction of the obligations.

   A tenant representing approximately 40% of leasable square feet at Serramonte Plaza has made an offer to purchase the building which it sublets. While the contract is being negotiated and a sale is expected to take place in the fourth quarter; there is no assurance the transaction will be consummated.

   The Partnership, VMS Realty Management, Inc. and HUD are engaged in discussions covering the appropriateness of certain Richardson Highlands and Rivercrest Village disbursements totalling approximately $2,168,000 and $1,608,000, respectively, made during the years 1987 through 1991. The parties are attempting to resolve this issue, but the ultimate outcome cannot presently be determined. The General Partner is vigorously defending its past actions and does not believe the eventual outcome of these discussions will have a material adverse effect on the operations of the Partnership. Given the General Partner's beliefs and the uncertainty regarding the eventual resolution of the amounts in question, the responsible parties and their ability to make repayment if deemed necessary, no adjustment has been made to the Partnership's consolidated financial statements concerning this matter.

Note B - Going Concern - continued

   The consolidated financial statements do not include any adjustments relating to the recoverability of the recorded asset accounts or the amount of liabilities that might be necessary should the Partnership be unable to continue as a going concern.

Note C - Legal Proceedings

   Certain affiliates of the General Partner and certain officers and directors of such affiliates are parties to certain pending legal proceedings. The adverse outcome of any one or more legal proceedings against an affiliate of the General Partner which provides financial support or services to the Partnership could have a materially adverse effect on the present and future operations of the Partnership. However, the inclusion of this discussion is not intended as a representation by the Partnership that any particular proceeding is material. The ultimate outcome of the litigation cannot be presently determined. Accordingly, no provision for any liability that may result has been made in the consolidated financial statements.

Note D - Transactions with Affiliates and Related Parties

   The Partnership has no employees and is dependent on the General Partner or its affiliates for the management and administration of all partnership activities. The General Partner or its affiliates may be reimbursed for direct expenses relating to the Partnership's administration and other costs charged on behalf of the Partnership.

   In late 1993, a letter of intent was signed between Insignia and VMSRIL contemplating a substitution of the General Partner. Pursuant to an agreement dated July 14, 1994, a transaction is pending in which the current General Partner would be replaced by MAERIL, Inc., an affiliate of Insignia. The substitution of MAERIL, Inc. as the General Partner is expected, but there is no assurance that the transaction will be consummated.

   The Partnership has engaged affiliates of Insignia to provide day-to-day management of the Partnership's properties under an agreement which provides for fees equal to 5% of revenues on each property. An affiliate of Insignia also has provided partnership administration and management services for the Partnership since March 1, 1994. Accrued reimbursements for direct expenses relating to these services total approximately $416,317 September 30, 1995. Of this amount, $181,341 and $154,380 relate to the nine months ended September 30, 1995, and 1994, respectively. For the period from January through July 14, 1994, Insignia assigned a portion of its fees to an affiliate of the current General Partner. Payments to this affiliate under this assignment were approximately $18,000 in 1994.

Note E - Foreclosure of East Bluff

   Mortgage notes and accrued interest payable of East Bluff consisted of a first mortgage in the principal amount of $1,762,402, with an interest rate of 7%, maturing on August 1, 2014; a second mortgage in the principal amount of $6,894,877, with an interest rate of 13.84% which matured in December 1994; and accrued mortgage interest of $1,612,674.

   As a result of the cash flow deficits experienced by East Bluff Apartments and the Partnership's inability to fund these deficits, as of November 25, 1990, the Partnership stopped making the monthly debt service payments required under the terms of the second mortgage loan collateralized by East Bluff Apartments. The failure to make the required monthly debt service payments was an event of default pursuant to the terms of the mortgage loan agreements which provide, among other things, for the acceleration of maturity of the mortgage note and the consequential possibility of foreclosure. In December 1990, the FDIC, the second mortgage holder, sent the Partnership a Notice of Default. The Partnership entered into discussions with the second mortgage holder in an attempt to restructure the terms of the loan. However, negotiations were not successful and a final judgement of foreclosure was issued in May 1994 at which time the FDIC took ownership of the East Bluff property.

Note F - Debt Restructure

   The Partnership and the FDIC finalized an agreement on June 22, 1994, retroactive to July 1, 1993, to restructure the debt held on Richardson Highlands and Rivercrest Village. The junior lien mortgages held by the FDIC were restructured to mature on January 15, 2000, and provide for a 10% interest rate (with a 7% pay rate), based on the "Agreed Valuation Amount", as defined in the restructure agreement. Interest payments are payable from surplus cash as provided by the HUD Regulatory Agreement. The Agreed Valuation Amounts for Richardson Highlands and Rivercrest Village are $7,267,886 and $7,109,714, respectively. No gain on the debt restructure was recognized since the debt and accrued interest recorded by the Partnership at the time of restructure is less than the Partnership's payments over the remaining term of the notes.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy for these properties for the nine months ended September 30, 1995 and 1994:


                                                       Average
                                                      Occupancy

                                                  1995         1994

 Rivercrest Village Apartments
    Sacramento, California                         94%          92%
 Richardson Highlands Apartments
    Marin City, California                         95%          95%
 Serramonte Plaza
    Daly City, California                          93%          93%


   The Partnership incurred a net loss of $1,548,226 for the nine months ended September 30, 1995, as compared to net income of $2,150,604 for the nine months ended September 30, 1994. The net income at September 30, 1994, is a result of an extraordinary gain on extinguishment of debt due to the foreclosure of East Bluff Apartments in May 1994. (See discussion in Note E of the Notes to Consolidated Financial Statements). The Partnership incurred a net loss of $537,302 for the three months ended September 30, 1995, as compared to a net loss of $251,079 for the three months ended September 30, 1994.

   Rental income decreased for the nine months ended September 30, 1995, compared to the nine months ended September 30, 1994, due to the 1994 results including rental income of approximately $400,000 related to East Bluff Apartments. The decrease was offset slightly by increases in rental rates at Rivercrest Village Apartments and Richardson Highlands Apartments during the
quarter ended September 30, 1995.   Other income increased for the nine months
ended September 30, 1995, due to increases in application fees, lease cancellation fees and cleaning and damages fees at Rivercrest Village and Richardson Highlands. Other income decreased for the three months ended September 30, 1995, due to decreased deposit forfeitures and miscellaneous income at Serramonte Plaza coupled with decreased laundry income at Rivercrest and Richardson Apartments.

   The decrease in total expenses for the nine months ended September 30, 1995, was due mainly to the decreases in operating, general and administrative, maintenance, interest and property tax expenses. Operating expense decreased primarily due to a $78,000 decrease in concessions and office supplies at Serramonte Plaza and a $40,000 decrease in security services and other administrative costs at Rivercrest Village. In addition, Richardson Highlands had an $18,000 decrease in employee apartment unit expense as a result of employees moving to less expensive apartments. General and administrative expenses decreased for the nine months ended September 30, 1995, due to decreased legal fees resulting from litigation to collect certain Serramonte Plaza tenant receivables as well as decreased training and travel costs resulting from the installation of new computer systems at all of the properties in the fourth quarter of 1994. The decrease in maintenance expense for the nine months ended September 30, 1995, was due to decreases in exterior painting, roof, swimming pool and parking area repairs of approximately $150,000 which
related to East Bluff prior to the foreclosure in 1994.   Also, maintenance
expense decreased as a result of decreases of approximately $100,000 in landscaping projects, swimming pool repairs, and cleaning contracts at Rivercrest Village that occurred in 1994. The decrease in interest expense for the nine months ended September 30, 1995, was attributable to the troubled debt restructuring of Rivercrest Village and Richardson Highlands which reduced the stated interest rate on the properties' debt from 13.84% to 10% (See discussion in Note F of the Notes to Consolidated Financial Statements). Property tax expense decreased for the nine months ended September 30, 1995, due to a property reassessment at Rivercrest Village.

   Total expenses increased for the three months ended September 30, 1995, as compared to the three months ended September 30, 1994, due to increases in general and administrative, maintenance and interest expense. The increase in general and administrative expense for the three months ended September 30, 1995, was due to increases in appraisal fees, off-site records storage costs, and other miscellaneous administrative costs. Maintenance expense increased for the three months ended September 30, 1995, due to increases in contract cleaning and landscape contracts at Serramonte Plaza and Richardson Highlands, increases in interior building improvements at Richardson Highlands for mini blinds and countertop replacements and interior painting at Rivercrest Village. Tenant reimbursements decreased for the three and nine months ended September 30, 1995, due to tenant reimbursement billing adjustments for common area expenses at Serramonte Plaza. Property management fees increased for the three and nine months ended September 30, 1995, as a result of a 1% increase in property management fees due to new management agreements entered into by the Partnership. The loss on disposal of property during the nine months ending September 30, 1995, related to roof replacements at Richardson Highlands.

   As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity

   The consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described below, however, such uncertainties raise substantial doubt about the Partnership's ability to continue as a going concern.


   The Partnership's properties have, in the aggregate, experienced operating deficits after debt service payments. As a means of funding the Partnership's deficits, the Partnership had drawn upon working capital reserves which were exhausted as of December 31, 1989, and had taken cash advances from affiliates of the General Partner. The General Partner and affiliates are not obligated to and do not intend to fund any further such cash flow deficits. In addition, since December 31, 1989, the Partnership has deferred repayment of these advances and other accrued expenses with the consent of the General Partner and its affiliates. Such accrued expenses are periodically converted to interest-bearing advances. During 1994, the General Partner and its affiliates assigned a portion of the advances to an affiliate of Insignia Financial Group, Inc. ("Insignia"). The willingness of the General Partner and its affiliates to continue to defer repayment of these amounts could further impact the Partnership's ability to continue as a going concern. In the short term it is likely that the Partnership will suffer additional liquidity problems until cash flow difficulties are resolved. The General Partner is evaluating its options for the Partnership should the Partnership continue to suffer substantial losses from operations and cash deficiencies.

   Due to cash flow deficiencies at Rivercrest Village Apartments, East Bluff Apartments and Richardson Highlands Apartments, the Partnership stopped making the required monthly payments on the second mortgage loans for these properties in October 1990, November 1990, and September 1991, respectively. East Bluff Apartments was foreclosed upon by the Federal Deposit Insurance Corporation ("FDIC") on May 23, 1994. The Registrant negotiated with the subordinate debt holder for Rivercrest Village and Richardson Highlands and finalized a debt restructure on June 22, 1994. The Partnership is in default of certain provisions of these restructured subordinate loans (as described in Note B of the Consolidated Financial Statements). Due to the default, Management could be forced to relinquish the related properties to the debt holder in satisfaction of the obligations.

   A tenant representing approximately 40% of leasable square feet at Serramonte Plaza has made an offer to purchase the building which it sublets. While the contract is being negotiated and a sale is expected to take place in the fourth quarter; there is no assurance the transaction will be consummated.

   The Partnership, VMS Realty Management, Inc. and The Department of Housing and Urban Development (HUD) are engaged in discussions covering the appropriateness of certain Richardson Highlands and Rivercrest Village disbursements totalling approximately $2,168,000 and $1,608,000, respectively, made during the years 1987 through 1991. The parties are attempting to resolve this issue, but the ultimate outcome cannot presently be determined. The General Partner is vigorously defending its past actions and does not believe the eventual outcome of these discussions will have a material adverse effect on the operations of the Partnership. Given the General Partner's beliefs and the uncertainty regarding the eventual resolution of the amounts in question, the responsible parties and their ability to make repayment if deemed necessary, no adjustment has been made to the Partnership's financial statements concerning this matter.

   Other than routine tenant matters, there are no pending legal proceedings against the Partnership. However, as disclosed in the prior reports on Form 10-Q or Form 10-K ("Prior Public Filings"), certain officers and directors of the General Partner and certain other affiliates of the Partnership are parties to certain pending legal proceedings. The adverse outcome of such legal proceedings disclosed in Prior Public Filings could have a significant adverse effect on the present and future operations of the Partnership.

   The Partnership had unrestricted cash of $2,511,993 at September 30, 1995, as compared to unrestricted cash of $1,635,789 at September 30, 1994. Net cash provided by operating activities increased primarily due to reduced operating costs. Net cash used in investing activities decreased due to net reductions in restricted escrows and reduced property improvements and replacements.

Recent Developments - VMS Realty Partners and Affiliates

   There have been no material developments or changes from Recent Developments
- VMS Realty Partners and Affiliates disclosed in Part I, Item 2 of the Partnership's report on Form 10-QSB for the quarter ended June 30, 1995.


ITEM 1.  LEGAL PROCEEDINGS

There have been no new material developments or changes from Part II, Item 1 of the Partnership's report on the Form 10-QSB for the quarter ended June 30, 1995.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Partnership did not submit any matter to a vote of its holders of Limited Partnership Interests during the nine months ended September 30, 1995.




                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b)  Reports on Form 8-K:

            None filed during the quarter ended September 30, 1995.

                                   SIGNATURES



      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INVESTORS FIRST-STAGED EQUITY L.P.
                                          (Registrant)



                                    By:   VMS Realty Investment II,
                                          General Partner

                                    By:   JAS Realty Corporation



Date:  November 3, 1995             By:   /s/ Joel A. Stone
                                          Joel A. Stone
                                          President



Date: November 3, 1995              By:   /s/ Thomas A. Gatti
                                          Thomas A. Gatti, Senior Vice-President
                                          and Principal Accounting Officer