Form 10KSB
period 1995-12-31
INVESTORS FIRST STAGED EQUITY L P
filed 1996-03-27
CIK 768834

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 or 15(d)
                  (As last amended by 34-31905, eff. 4/26/93)
                                   FORM 10-KSB

[X]   Annual Report Under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995
                                       or
[  ]  Transition Report Under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 [No Fee Required]

                  For the transition period.........to.........

                         Commission file number 0-14470

                       INVESTORS FIRST-STAGED EQUITY L.P.
                 (Name of small business issuer in its charter)

      Delaware                                                  36-3310965
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

    8700 West Bryn Mawr
    Chicago, Illinois                                           60631
(Address of principal executive offices)                      (Zip Code)

                    Issuer's telephone number (312) 399-8700

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $7,596,708

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Prospectus of the Registrant dated August 16, 1985, as supplemented by Supplement numbers 1, 2, 3, and 4 dated January 6, 1986, January 30, 1986, December 18, 1986 and September 9, 1987 (collectively, the "Prospectus"), and filed pursuant to Rules 424(b) and (c) under the Securities Act of 1933 are incorporated by reference into Part I of this Annual Report on Form 10-KSB.

                                     PART I


Item 1.  Description of Business

Investors First-Staged Equity L.P. (the "Partnership" or "Registrant") is a limited partnership formed in May 1985 under the Delaware Revised Uniform Limited Partnership Act. The business of the Partnership is to own, manage and ultimately dispose of income-producing residential and commercial properties. The Partnership raised total equity of $48,802,000 from the sale of Limited Partnership Interests (the "Units", the "Limited Partnership Units") to the public in 1985 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration Statement No. 2-97608). The Partnership was subsequently granted on June 27, 1986, a 1934 Act file number (0-14470) because of the Partnership's registration on Form 8-A as a Section 12(g) reporting company under the Securities Exchange Act of 1934.

A total of 16,511 units were sold to the public at $3,000 per unit as of the termination date of the offering, December 31, 1985. Limited Partners in the Partnership paid $1,000 per unit upon subscription and executed a non-recourse note for the remaining $2,000 per unit. The non-recourse note provided for the optional payment, without interest, of $1,000 per unit on each of February 15, 1986 and 1987. The Partnership has collected capital contributions totaling $48,802,000; $16,511,000 pertaining to the payments due in 1985, $16,511,000 pertaining to the payments due in 1986 and the remarketed units sold in 1986 and $15,780,000 pertaining to the payments due in 1987 and the remarketed units sold in 1987. As each whole unit represents capital contributions aggregating $3,000, the final number of units outstanding is 16,267. The Limited Partners share in the ownership of the Partnership's real property investments according to the number of Limited Partnership Units held.

On October 2, 1985, the Partnership acquired interests in six (6) real property investments, two of which, Village Green Apartments and Woodland Meadows Apartments, were sold at foreclosure sales to parties unaffiliated with the Partnership in May 1990 and June 1991, respectively. East Bluff Apartments was foreclosed upon by the Federal Deposit Insurance Corporation ("FDIC"), holder of the second mortgage, on May 23, 1994. The three (3) remaining real property investments are described under "Description of Properties" in "Item 2". The Partnership acquired interests in the properties by purchasing a 99.99% interest in each subpartnership which directly owned fee title to the individual properties. Proceeds of the offering were used for the payment of the costs associated with the offering and the costs of acquiring the interests in the properties, including acquisition fees payable to the General Partner and the assumption of liabilities of the acquired subpartnerships. Such liabilities included advances and accrued interest thereon made by affiliates of the General Partner to the subpartnerships and expenses reimbursable to and brokerage fees paid to non-affiliated entities by affiliates in connection with the acquisition of properties by the subpartnerships. Additional information regarding the properties is included on pages 40 through 61 of the Prospectus dated August 16, 1985, which is incorporated herein by reference.

The Partnership's real property investments are subject to competition from similar types of properties owned by both affiliates and non-affiliates.
Average annual occupancy levels for the properties currently owned by the Partnership are set forth in "Item 2, Description of Properties". The Partnership's existing real property investments are located in California. For information concerning the potential effect on the Partnership of VMS Realty Partners' ("VMSRP", an affiliate of the General Partner) current liquidity position, see "Recent Developments - VMS Realty Partners and Affiliates" below.

The Partnership is engaged solely in the business of real estate investment. Therefore, a presentation of industry segment information is not applicable.

On January 1, 1986, the VMS organization underwent a restructuring. Under this reorganization, the General Partner's name was changed from VMS Realty Partners to VMS Realty Investment and certain of its assets were transferred by assignment to a new partnership created under the laws of the State of Illinois.

Effective January 1, 1986, the General Partner, VMS Realty Investment (formerly known as VMS Realty Partners) assigned its interest in future profits, losses, operating cash flow and liquidation proceeds of the Partnership to VMS Realty Investment II, which subsequently became the General Partner. VMS Realty Investment II is a general partnership formed to be the sole general partner of Investors First-Staged Equity L.P. and has the same constituent partners as VMS Realty Investment, its predecessor. Effective January 1, 1987, VMS Realty Investment II assigned its beneficial interest in the Partnership to VMS Realty Investment.

The Partnership has no employees. Affiliates of Insignia Financial Group, Inc. ("Insignia") have provided real estate advisory and asset management services to the Partnership since January 1, 1994. As advisor, such affiliates provide all partnership accounting and administrative services, investment management and supervisory services over property management and leasing.

The terms of transactions between the Partnership and affiliates of the General Partner of the Partnership are set forth in "Item 12, Certain Relationships and Related Transactions", to which reference is hereby made for a description of such terms and transactions.

Recent Developments - VMS Realty Partners and Affiliates

Past Liquidity Difficulties

As previously reported, VMS Realty Partners, an affiliate of VMS Realty Investment, Ltd. ("VMSRIL"), and certain of its affiliates had experienced severe liquidity problems. Because of VMS Realty Partners' inability to resolve the liquidity problems affecting it and its affiliates, VMS Realty Partners had generally suspended making payments relating to operating assets of it and its affiliates, other than payments generally necessary to maintain the operation of such assets and changed the business of VMS Realty Partners and its affiliates, eliminating the acquisition and development of real estate assets. However, VMSRIL and each of its affiliates that serve as general partners of the Syndicated Partnerships, as defined below, continued and are continuing to perform their responsibilities as general partners. On November 18, 1993, VMS Realty Partners assigned (without change in terms, including compensation) its asset management responsibilities for the Syndicated Partnerships, other than VMS National Properties Joint Venture, to Strategic Realty Advisers ("SRA"), a real estate company with primary emphasis on asset management and property management. SRA is wholly owned by Joel A. Stone, who is the sole shareholder of one of the corporate partners of VMSRIL. In the case of a number of the Syndicated Partnerships, including the Partnership, SRA subsequently assigned such responsibilities to an affiliate of Insignia Financial Group, Inc. ("Insignia"), a fully integrated real estate service organization. See "Insignia and MAE." SRA has retained, and is performing, such asset management responsibilities for Syndicated Partnerships owning hotels. VMS Realty Partners had previously assigned its asset management responsibilities for VMS National Properties Joint Venture directly to an affiliate of Insignia. See "Insignia Transactions - Management". The "Syndicated Partnerships" are those partnerships, including the Partnership, of which VMSRIL, one of the VMS Principal Entities (as defined below), or an affiliate thereof, is the managing general partner (or a general partner of a general partner) and as to which limited partnership interests were sold to investors through syndications.

      VMSRIL Agreement and CRA

In response to the above-described liquidity problems, on March 25, 1992, VMSRIL, the managing general partner of the Partnership, and an affiliate of (i.e., under common control with) the VMS Principal Entities, as defined below, entered into an agreement (the "VMSRIL Agreement") with its single major creditor, European American Bank, and one of its affiliates, EURAM (collectively "EAB"), which held a lien on all of VMSRIL's assets.

The VMSRIL Agreement provided that for a 12-month period VMSRIL was prohibited from engaging in business activities or operations unrelated to the orderly liquidation of its existing assets, which liquidation was to be conducted consistent with its duties as the managing general partner of the Syndicated Partnerships. Notwithstanding the foregoing, the VMSRIL Agreement provided that VMSRIL was not prohibited from engaging in any activities with respect to the Syndicated Partnerships, including, but not limited to, the continuation of the Syndicated Partnerships' business operations.


Under the VMSRIL Agreement, in order to facilitate VMSRIL's operation of its assets in a manner intended to preserve and, if possible, enhance the value of such assets prior to their disposition, EAB granted VMSRIL a moratorium on enforcement of all indebtedness owed to EAB by VMSRIL. EAB agreed that, during the one year term of the VMSRIL Agreement (assuming no default by VMSRIL in the performance of its obligations under the VMSRIL Agreement), EAB would not take any action which would materially adversely affect the interests of VMSRIL, including, without limitation, demanding payment of indebtedness and filing a petition to institute an involuntary bankruptcy proceeding against VMSRIL.

Also in response to the above-described liquidity problems, on March 31, 1992, certain affiliates of VMSRIL, specifically VMS Realty Partners, Chicago Wheaton Partners, VMS Realty Investors, VMS Financial Services, VMS Financial Guarantee Limited Partnership and VMS Realty Guarantee Limited Partnership (the "VMS Principal Entities") entered into the VMS Creditor Repayment Agreement
(the "CRA") with a number of parties including substantially all of the unsecured and undersecured creditors (other than trade creditors) of the VMS Principal Entities and certain of the unsecured or undersecured creditors (other than trade creditors) of their affiliates (collectively, the "Creditors"). Although VMSRIL is a party to the CRA, it is generally not considered a VMS Principal Entity thereunder.

The CRA was intended to achieve a purpose comparable to that described above for the VMSRIL Agreement. In consideration of the benefits received by the Creditors under the CRA, the Creditors granted the VMS Principal Entities a moratorium similar to that contained in the VMSRIL Agreement.

During the respective terms of, and under certain circumstances specified in, the VMSRIL Agreement and the CRA, VMS Realty Partners and certain of its affiliates, including VMSRIL, were required to pay certain sums derived from their operations and asset dispositions to be applied to their restructured debts; these sums were paid by VMS Realty Partners and its affiliates, including VMSRIL, as and when required under the terms of those agreements.

Effective November 17, 1993, the VMS Principal Entities entered into the Fifth Amendment to the CRA, dated as of October 25, 1993, pursuant to which each VMS Principal Entity (and not VMSRIL) has transferred certain of its assets in lieu of foreclosure (other than general partnership interests in Syndicated Partnerships and assets that the Creditors chose not to acquire based on their view of the value of such assets and concerns about possible liability associated with them) to separate trusts beneficially owned by the Creditors of each of the respective transferring VMS Principal Entities, subject to the liens of the applicable Creditors, in consideration of, among other things, the granting of covenants not to sue by the respective Creditors (and their successors and assigns) with respect to each of the VMS Principal Entities' liability for the indebtedness owed such Creditors. Such transactions have amicably concluded the debtor creditor relationship between the VMS Principal Entities and the Creditors.

Pursuant to the CRA and the Fifth Amendment thereto, and as an inducement to the VMS Principal Entities to engage in the deed in lieu transactions described above, substantial cash consideration, at the direction of the VMS Principal Entities, was paid by the Creditors to SRA as advanced payment for future services to be performed by SRA for the benefit of the VMS Principal Entities.

During the summer of 1993, EAB introduced VMSRIL to Insignia, which was engaged in discussions with EAB concerning the possible acquisition by an Insignia affiliate of VMSRIL's debt to EAB and the assets securing that debt, and the granting by that Insignia affiliate of a covenant not to sue VMSRIL. This transaction has now occurred, effectively resolving VMSRIL's financial difficulties with its single major creditor. See "Purchase of EAB and Creditor Assets and Granting of Covenants Not to Sue."

Subsequently, Insignia entered into negotiations with VMSRIL that have resulted in the execution of the Insignia Letter of Intent, and thereafter, following consummation of certain transactions contemplated by the Insignia Letter of Intent, an agreement dated July 14, 1994 ("Insignia Agreement"), which terminated the Insignia Letter of Intent, restructured certain of the then unconsummated transactions that had been contemplated by the Insignia Letter of Intent and provided for certain other agreements of the parties. See "Insignia Transactions."

      Insignia Transactions

           Management

Effective November 16, 1993, the Insignia Letter of Intent was executed by VMSRIL and various of its affiliates, SRA, Insignia and a limited partnership ("ISLP").1 The Insignia Letter of Intent contemplated, among other things, that VMSRIL and certain of its affiliates serving as general partners of Syndicated Partnerships that do not own hotels ("Non-Hotel Syndicated Partnership") would withdraw as such and be replaced by MAERIL, Inc. ("MAERIL"), a single purpose affiliate of Metropolitan Asset Enhancement, L.P. ("MAE"). See "Settlement Agreement Proxies." MAE is a limited partnership in which Insignia owns a 19.13% limited partnership interest and the general partner of which is a corporation owned by Andrew L. Farkas, the Chairman and Chief Executive Officer of Insignia.

Pursuant to the Insignia Agreement, MAERIL will become the substitute general partner of only the Selected Syndicated Partnerships,2 rather than all of the Non-Hotel Syndicated Partnerships as originally contemplated in the Insignia Letter of Intent. MAERIL has already become the substitute general partner of many of the Selected Syndicated Partnerships.

Pursuant to the terms of the Partnership's secured loan obligations with respect to each of the Partnership's properties, the substitution of MAERIL as general partner of the Partnership also requires lender consent, which has been requested but not received.

Each property owned by the Partnership, as well as the other Selected Syndicated Partnerships, is subject to one or more secured project loans. The terms of each loan require certain lender consents (including the FDIC and HUD) for a change in (i) the general partner of the owner of the Selected Syndicated Partnership, (ii) such general partner's general partner or (iii) the general partner of any subpartnership which directly owns that particular property. Although VMSRIL has attempted to obtain such consents with respect to all such

  1 An affiliate of MAE, as defined below, is the sole general partner in ISLP, and an Insignia affiliate holds the limited partnership interest.

  2  "Selected Syndicated  Partnerships" means,  collectively, the  VMS National
      Realty Partners I, VMS National Realty Partners II, Boca Glades Associates, Ltd., Boca West Shopping Center Associates, Ltd., Four Quarters Habitat Apartments Associates, Ltd., Hearthwood Associates,
      Investors First-Staged Equity,  L.P.,   Kendall  Townhome  Investors,
      Ltd.,   Lynnhaven  Associates, Merrifields  Apartments,  Mount  Regis
      Associates II, Pasadena Office Park Associates, Prudential-Bache VMS Realty Associates L.P. I, Scarlett Oaks Apartment Associates, Ltd., VMS Investors First-Staged Equity L.P. II, Woodlawn Associates and Yorktown Towers Associates.

loans, it has been unsuccessful in obtaining any consents, and, in many cases, VMSRIL has not received any response to its request; however, none of the lenders have expressly rejected the proposed substitution.

Although the respective Selected Syndicated Partnerships could contend that such consent was unreasonably withheld, or that a lender's failure to respond should constitute an implied consent (or waiver of its right to consent), it is possible that one or more lenders might seek to declare a default and attempt to foreclose on their respective collateral if the transfer of general partnership interests to MAERIL were to proceed without such lender's express consent. The substitution of MAERIL as general partner of the Selected Syndicated Partnerships will transpire upon the occurrence of certain events (including receiving certain of the above consents) as specified in the Insignia Agreement.

Furthermore, pursuant to the Insignia Letter of Intent most of the Non-Hotel Syndicated Partnerships retained (to the extent permitted under applicable mortgages and other governing documents) an Insignia affiliate to provide all management and asset management services to such Non-Hotel Syndicated Partnership for the maximum term permitted under the partnership agreement or other governing documents of such Non-Hotel Syndicated Partnership. However, pursuant to the Insignia Agreement, Insignia terminated it and its affiliates' rights and obligations to provide management services to the following Syndicated Partnerships: Fort Lauderdale Office Park Associates, Garden City Plaza Associates, Ltd., Jacksonville/Windsong Apartments Associates, Natick Village Apartment Associates, Oak Brook International Office Center Associates, Ramblewood Associates, 1600 Arch Investors Ltd., 1600 Arch Limited Partnership, Valley View Associates, Valley View Associates II, Village Green - Townhome Associates, Woodmere Associates, Ltd. In addition, an Insignia affiliate will not provide management services with respect to one property formerly owned by VMS Investors First-Staged Equity L.P. II but foreclosed upon after execution of the Insignia Letter of Intent. The Insignia Letter of Intent had contemplated that the Insignia affiliate providing management services to Syndicated Partnerships would retain SRA to assist it in the provision of such management services; however, pursuant to the Insignia Agreement, SRA has been retained to assist in the provision of management services only to VMS National Properties Joint Venture and will not be retained to provide such services with respect to any of the other Syndicated Partnerships. In particular, Insignia, SRA, and the Partnership have reached an agreement under which certain affiliates of Insignia are to become the asset manager and property manager of the apartment complexes owned by the Partnership throughout the country, for a total fee to Insignia of 5% of collected revenues on each property.

      Purchase of EAB and Creditor Assets and Granting of Covenants not to Sue

Pursuant to the Insignia Letter of Intent, ISLP purchased for an aggregate price paid to EAB of $1,500,000 all of the debt of VMSRIL (the "EAB Debt") and of VMSRP to VMSRIL's single major creditor, EAB. Subsequently, VMSRIL conveyed to ISLP in a transfer in lieu of foreclosure, all of the assets (the "EAB Assets") securing the EAB Debt. The EAB Assets constituted all of the assets owned by VMSRIL other than its rights to act as general partner of the Syndicated Partnerships in which it is a general partner. In connection with this conveyance, ISLP has covenanted (i) not to sue VMSRIL with respect to the EAB Debt, (ii) to look exclusively to the EAB Assets for payment of the EAB Debt and
(iii) to repay (but only out of the proceeds realized from the EAB Assets acquired by ISLP) loans made to VMSRIL, of which approximately $845,000 was outstanding as of November 16, 1993 (including principal and unpaid interest). These loans, which were originally made to VMSRIL in 1992 by certain of its principals to provide VMSRIL sufficient funds to permit it to meet its obligations under the VMSRIL Agreement, were repaid in full by ISLP as of December 31, 1993.

Upon exercise of an option granted SRA pursuant to the Insignia Letter of Intent, SRA acquired from Insignia, without payment of separate consideration, all of the EAB assets relating to the Syndicated Partnerships that own hotels. Furthermore, the Insignia Agreement contemplates, as did the Insignia Letter of Intent, that ISLP may seek to purchase certain assets (the "Creditor Assets") conveyed to creditors of VMSRP pursuant to the Fifth Amendment to the CRA. Following any such purchase, ISLP will (i) covenant not to sue VMSRP with respect to debts associated with the Creditor Assets, and (ii) agree to look exclusively to the beneficial interest of the applicable creditors in the Creditor Assets for payment of such debts.

            Indemnities Granted by Insignia

Pursuant to the Insignia Letter of Intent, Insignia granted an indemnity to each of the individual partners of each of the VMS Principal Entities and each of their partners (the "Indemnified Partners") with respect to the Non-Hotel Syndicated Partnerships, including the Partnership. Insignia agreed to indemnify the Indemnified Partners for up to $500,000 of claims of creditors in connection with (i) consummation of the transactions contemplated by the Insignia Letter of Intent, (ii) the Indemnified Partners' roles as general partners of, and service providers to, the Non-Hotel Syndicated Partnerships, and (iii) the EAB and Creditor Assets. This indemnification obligation will be funded solely through a cash reserve (the "Reserve") established by Insignia. The Reserve has been funded with $333,333 and, pursuant to the Insignia Agreement, is to be funded with an additional $166,667 upon the offering by VMSRIL or its affiliates to cause the substitution of MAERIL for VMSRIL or such affiliates with respect to 60% of the Selected Syndicated Partnerships. In the event that the entire Reserve is not applied to the payment of Insignia indemnity obligations, all of the remaining funds in the Reserve will be paid over to SRA.

Pursuant to the Insignia Agreement, Insignia also will indemnify the Indemnified Partners against all claims in connection with certain prospective actions which may be taken by Insignia, MAE, and/or MAERIL. The Reserve may not be used to pay Insignia's obligations with respect to this indemnity.


            Compensation to VMSRIL Affiliate

The Insignia Letter of Intent also provided for certain business relationships between Insignia (and its affiliates) and SRA. Pursuant to the Insignia Letter of Intent, SRA was to perform certain services (the "Services") for Insignia and its affiliates including:

        (i) assisting Insignia and its affiliates in minimizing their indemnity obligation under the Letter of Intent;

       (ii) maximizing the return on ISLP's investment in the EAB and Creditor Assets; and

      (iii) assisting (a) Insignia or its affiliates in connection with the management and asset management of properties owned by the Non-Hotel Syndicated Partnerships and (b) MAERIL or its affiliates in fulfillment of their obligations as substitute general partners.

As discussed below, under the Insignia Agreement, SRA's right to provide the services and receive compensation therefore was bought-out by Insignia, and SRA will not provide the services other than provision of asset management services to VMS National Properties Joint Venture.

For its provision of the Services, SRA was to receive a variety of forms of compensation, including a right to acquire for nominal consideration a 48.5% limited partnership interest in ISLP. SRA exercised this right on May 24, 1994, but, pursuant to the Insignia Agreement, subsequently revoked such exercise and relinquished such right. Prior to its exercise of this right, SRA also received 48.5% of all amounts realized from the EAB assets and the other assets purchased by ISLP pursuant to the Insignia Letter of Intent, net of certain specified deductions; such right to receive such payments was not received, however, following SRA's revocation of the exercise of its acquisition right. The payments to SRA prior to its exercise of its acquisition right totaled $17,135. As further consideration, to the extent Insignia became the property manager or asset manager for Non-Hotel Syndicated Partnerships and retained SRA to assist it, Insignia was to pay SRA the SRA Management Fee consisting of (a) 28% of the management and asset management fees paid to Insignia affiliates by the Non-Hotel Syndicated Partnerships and (b) 28% of all net income received by MAERIL (including all fees and distributions) as a result of its acting as general partner of the Non-Hotel Syndicated Partnerships. With certain exceptions, the obligations of Insignia pursuant to the Insignia Letter of Intent were to be secured.

Although Insignia and MAE desired to have MAERIL substituted as the general partner of the Selected Syndicated Partnerships, Insignia, MAE and ISLP determined that they did not require SRA's management and related services on a long-term basis. Accordingly, the Insignia Agreement effects, among other things, a buy out by Insignia of SRA's rights to provide the Services and to receive the compensation discussed above. Pursuant to the Insignia Agreement, SRA's right to provide the Services was terminated, except that SRA is required to assist Insignia in performing asset management services for VMS National Properties Joint Venture (but none of the other Syndicated Partnerships). Furthermore, Insignia and SRA acknowledged that they no longer contemplate seeking to maintain any future or ongoing mutual business relationships (although such relationships had been contemplated by the Insignia Letter of Intent). Additionally, SRA will be owed no further fees or obligations pursuant to the Insignia Letter of Intent or on account of services it has provided or will provide, but in lieu thereof will receive the following:

            (a)   $500,000 on closing;
            (b) $100,000 on both of the first and second anniversaries of closing;
            (c) $226,250 each calendar quarter for 6 years commencing in the calendar quarter beginning in July of 1994;
            (d) 28% of all fees and other payments received by (i) Insignia or its affiliates for the provision of management services to Boca West Center Associates, ltd. and (ii) MAERIL in its capacity of substitute general partner of such Syndicated Partnership or otherwise related to such Syndicated Partnership;
            (e) the first $1.2 million of all net proceeds ("Net Proceeds") in excess of the Calculation Amount3 derived by Insignia or ISLP from the sale of Creditor Assets and EAB Assets; and
            (f) 50% of Net Proceeds in excess of the sum of (i) the Calculation Amount plus (ii) $1.2 million.

The payments pursuant to Clauses (a), (b), (e) and (f) of this paragraph are referred to herein the "Aggregate Payments." All of the obligations specified in clauses (a) through (f) will be secured by a security interest in Insignia's 48.5% limited partnership interest in ISLP and Insignia's economic rights (but not obligations) pursuant to each of the property and asset management agreements between Insignia or its affiliates and the Non-Hotel Syndicated Partnerships. In order to further secure payment of such obligations, Insignia and MAERIL agreed that at such time and from time to time as MAERIL becomes substitute general partner of a Selected Syndicated Partnership, at the election of SRA either (i) Insignia and/or its affiliates owning 100% of the stock of MAERIL shall pledge such stock to SRA or (ii) MAERIL shall pledge to SRA 100% of its economic rights and entitlement of every kind and nature (but not obligations) as general partner of each of the Selected Syndicated Partnerships, including, but not limited to, rights to general partner distributions and fees.

In addition, pursuant to the Insignia Agreement, Insignia and its affiliates granted SRA a right of first refusal with respect to any proposed future sale by Insignia of EAB Assets and Creditor Assets to which Insignia or ISLP takes title by foreclosure, deed-in-lieu of foreclosure or otherwise.

      Settlement Agreement Proxies

Under the terms of the Settlement Agreement (defined below), the holders of 99% of the limited partnership interests in the Partnership have given proxies to consent to an amendment of the partnership agreement of the Partnership permitting withdrawal of a general partner of the partnership and substitution of a replacement general partner if the withdrawing general partner reasonably determines that (x) the proposed withdrawal will not result in the reclassification of such Partnership as an association taxable as a corporation for Federal income tax purposes; and (y) any proposed substitute general partner has experience in real estate management and is reasonably capitalized to carry out its duties and obligations as general partner. Similar proxies have been used to facilitate the substitution of MAERIL as general partner of each of the Selected Syndicated Partnerships of which MAERIL has become the substitute general partner.

 3 The Calculation Amount is equal to (x) $3.4 million plus (y) the aggregate cost of each of the Creditor Assets acquired by ISLP (including interest at a rate of 4% over Citibank's base rate from the date of acquisition of each of the respective Creditor Assets) plus (z) the sum of any amounts previously received by Insignia in repayment of its loan to ISLP to acquire the EAB Assets and the Creditor Assets, or by ISLP as proceeds of the sale, refinancing or disposition of any EAB Assets or Creditor Assets, which Insignia or ISLP has been required to disgorge by reason of a valid claim thereto asserted by an unaffiliated third party.

      Disposition of Properties

Certain of the Syndicated Partnerships have entered into a contract to sell certain real estate assets. In addition, there are preliminary discussions and negotiations with third parties regarding the sale of assets owned by certain Syndicated Partnerships. There can be no assurance as to whether any such negotiations, letters of intent or contracts will result in the contemplated sales transactions. In addition, there can be no assurance as to the amount of net proceeds which may result from any one or all of such contemplated transactions. Since the CRA was entered into, Syndicated Partnerships have consummated a number of property dispositions involving sales, foreclosures, or deeds in lieu of foreclosure.

In the case of those Syndicated Partnerships, including the Partnership, covered by the Settlement Agreement, the disposition of properties owned by said partnerships is subject to the review of the Oversight Committee (as such term is defined in the Settlement Agreement). To date, of approximately 13 proposed property dispositions submitted to the Oversight Committee for approval, only two have been challenged by a member of the Oversight Committee. A proposed sale of the property owned by Lynnhaven Associates was challenged by Equity Resources Group, a former member of the Oversight Committee as to only those settling Limited Partnerships in which it is a limited partner, including Lynnhaven Associates. Judge Zagel of the United States District Court for the Northern District of Illinois approved the sale of the Lynnhaven property over the objection of Equity Resources Group, in accordance with the terms of the Settlement Agreement. Equity Resources Group then appealed Judge Zagel's decision, which was subsequently affirmed by the United States Court of Appeals for the Seventh Circuit. The Oversight Committee also objected to a proposed transaction in which the mortgage loan on two office buildings owned by Eaton Canyon Partners was to be restructured. As a result of the objection, the restructuring was abandoned and the properties were foreclosed.

Inspector General Audit

The Office of the Inspector General (OIG) for the Department of Housing and Urban Development (HUD) has completed an audit of the books and records of VMS Realty Management, Inc. relative to seven HUD projects which VMS Realty Management, Inc. managed from 1987 to 1991, the years which were the subject of the OIG audit. The OIG concluded that VMS Realty Management, Inc. did not comply with the terms and conditions for the HUD Regulatory Agreements and applicable HUD regulations and instructions relating to the financial and general management practices for six of the seven HUD projects reviewed. Specifically, the OIG audit concluded that VMS Realty Management, Inc. inappropriately disbursed $6,366,180 from the projects' funds for partnership expenses from 1987 to 1991 when the projects were in a non-surplus cash position or lacked adequate surplus cash for the payments as the term "surplus cash" is defined pursuant to the HUD Regulatory Agreements. $3,776,178 of the $6,366,180 which the OIG has concluded to have been inappropriately disbursed in payment of partnership obligations relates to two projects in which the Partnership is a partner. These inappropriate disbursements included payments for second mortgages, asset management fees, notes payable and other partnership expenses.

The OIG's Audit Report to HUD recommends that (1) the projects' owners reimburse $6,366,180 to the projects' accounts for the excess distributions and if the owners fail to comply, then HUD should initiate action for double damages remedy, (2) take action to debar VMS Realty Management, Inc. and the individuals which comprise it, and (3) require the appropriate HUD Regional/Field Offices to conduct reviews of the 13 remaining HUD projects which VMS Realty Management, Inc. previously managed which were not the subject of the OIG audit.

Two of the six HUD projects which were the subject of the OIG audit have been settled with HUD. These two projects account for $1,854,657 of the entire $6,366,180 inappropriate disbursements. Three of the remaining four HUD projects which were the subject of the OIG audit have surplus cash at December 31, 1995. These three projects with sufficient current surplus cash represent $4,378,779 of the entire $6,366,180 inappropriate disbursements and includes the two HUD projects owned by this Partnership. At the present time, no settlement has been reached between HUD and the projects' owners for the one other HUD project which the OIG has found to have made inappropriate disbursements. The maximum amount of these inappropriate disbursements totals $132,744, none of which relate to the Partnership's HUD projects.

Insignia and MAE

Insignia is a publicly held fully integrated real estate service organization performing property management, asset management, investor services, partnership administration, mortgage banking, and real estate investment banking services for various ownership entities, including approximately 1,000 limited partnerships having approximately 400,000 limited partners. Based upon published industry surveys, Insignia is the largest manager of multifamily residential properties in the United States and is a significant manager of commercial property. Insignia commenced operations in December 1990 and since then has grown to provide property and/or asset management services for over 2,400 properties, which include approximately 300,000 residential units and approximately 64,000,000 square feet of commercial space, located in over 500 cities in 48 states.

A primary method of growth for Insignia has been by acquiring, directly or through related entities (principally MAE), controlling positions in general partners of real estate limited partnerships. Many of the sellers of such assets, and in some cases the partnerships which own the properties, were financially distressed, but the partnerships own properties that Insignia in most cases believes to be fundamentally sound. Following each acquisition, Insignia takes steps to enhance the value and stability of the acquired properties, including a thorough analysis of each property's operations, develops a detailed marketing strategy, and, when appropriate, develops a program for restructuring its indebtedness. Insignia or MAE has, where consistent with its fiduciary obligations to the property owner, caused the controlled entity to retain Insignia to provide property management and other services for the property, and will continue to do so in the future.

Insignia's services include property management, providing all of the day-to-day services necessary to operate a property, whether residential or commercial; asset management, including long-term financial planning, capital improvements, and development and execution of refinancings and dispositions; maintenance and construction services; marketing and advertising; investor reporting and accounting, including preparation of quarterly reports and annual K-1 tax reporting forms for limited partners as well as regular reporting under the Securities Exchange Act of 1934 where applicable; investment banking, including assistance in workouts and restructurings, mergers and acquisitions, and debt and equity securitizations; and mortgage banking and real estate brokerage.

In addition, Insignia is the exclusive mortgage marketing advisor for Prudential Insurance Company of America's PruExpress program in the Southeast and Mid-Atlantic areas of the United States, originating loans typically in the $2,000,000 to $15,000,000 range for investment-grade income-producing real estate.

Insignia's senior residential property management personnel have an average of over 15 years of experience in property management with a broad range of types of properties throughout the United States. Many of Insignia's most experienced managers joined Insignia in connection with some of Insignia's acquisitions. Insignia believes that its management expertise and state-of-the-art computer and communications systems allow it to offer its customized services efficiently and at a cost to Insignia which permits it to be competitive with other real estate management service companies.

Insignia and its affiliates have acquired control of or management rights to 29 significant portfolios of properties since 1990.

Insignia was incorporated in Delaware in July 1990. Insignia's principal executive offices are located at One Insignia Financial Plaza, P.O. Box 1089, Greenville, South Carolina 29602, telephone number (864) 239-1000.

Originally, MAE was formed to be the principal vehicle for acquiring interests in real property that would be managed or serviced by Insignia. MAE, directly or through subsidiaries, holds general partnership interests in approximately 400 partnerships, all of which have retained Insignia as manager for all or certain aspects of their operations. MAE has no other material assets and has no material cash flow. MAE has various liabilities associated with prior acquisitions, certain of which have been guaranteed or are joint obligations with Insignia or one or more of its subsidiaries. MAE and Insignia have entered into an agreement governing the structuring of future acquisitions.

Insignia holds a 19.13% limited partnership interest in MAE. Andrew L. Farkas, the Chairman of the Board and Chief Executive Officer of Insignia, owns the general partner of MAE, which has a 1% partnership interest. In addition, a 3% limited partnership interest in MAE is owned by five officers and one employee of Insignia. Although the general partner may not assign its interest in MAE without the consent of holders of a majority in interest of the limited partners' interests, there are no restrictions on Mr. Farkas' ability to sell such general partner. Insignia may not transfer its limited partnership interest in MAE without the consent of the general partner of MAE. The general partner has complete authority over the management of MAE and its assets, provided that, except in connection with acquisitions, the general partner may not cause MAE to sell all or a substantial portion of its assets without the consent of holders of a majority in interest of the limited partners' interests. The limited partners, including Insignia, have no other rights with regard to the business or operations of MAE.

MAERIL is a Delaware corporation, formed in March 1994, for the purpose of serving as general partner of the Partnerships and certain of the other Syndicated Partnerships. MAE GP Corporation is the sole stockholder of MAERIL and MAE is the sole stockholder of MAE GP Corporation.

Item 2.     Description of Properties:

The following table sets forth the Registrant's investments in properties:


                             Date of
 Property                    Purchase      Type of Ownership        Use
 Rivercrest Village           10/85     Fee ownership subject    Apartment
    Apartments                          to first and second      328 units
                                        mortgage

 Richardson Highlands         10/85     Fee ownership subject    Apartment
    Apartments                          to first and second      198 units
                                        mortgage

 Serramonte Plaza             10/85     Fee ownership subject    Commercial complex
   Office Center                        to first mortgage        of 248,154 s.f.
                                                                 located on approx.
                                                                 21 acres

Schedule of Properties:

                           Gross
                          Carrying     Accumulated                        Federal
 Property                  Value      Depreciation     Rate     Method   Tax Basis
 Rivercrest Village                                  5-7 yrs   150% DB
    Apartments          $17,943,308   $ 9,241,126   17-25 yrs    S/L   $ 6,484,978

 Richardson Highlands                                5-7 yrs   150% DB
    Apartments           16,809,349     6,388,601   17-25 yrs    S/L     9,046,293

 Serramonte Plaza                                    5-7 yrs
    Office Center        16,179,512     6,676,530   20-25 yrs    S/L     9,483,655
                        $50,932,169   $22,306,257                      $25,014,926


See "Note B" of the Consolidated Financial Statements included in "Item 7" for a description of the partnership's depreciation policy.

Schedule of Mortgages:


                          Principal                                      Principal
                          Balance At                                      Balance
                         December 31,  Interest    Period    Maturity      Due At
 Property                    1995        Rate     Amortized    Date       Maturity
 Rivercrest Village
    1st mortgage         $ 6,361,336      7.5%     40 yrs    12/01/18  $    48,146
    2nd mortgage,
      in default          11,802,522     10.0%       (1)     01/15/00   11,802,522

 Richardson Highlands
    1st mortgage           6,388,979      7.5%     41 yrs    11/01/19       47,970
    2nd mortgage,
      in default          10,602,692     10.0%       (1)     01/15/00   10,602,692

 Serramonte Plaza
    1st mortgage,
      in default          10,766,068      (2)        (2)        (2)         (2)

         Total           $45,921,597

(1) Interest only payments at a 7% rate are made to the extent of surplus cash, as defined in the HUD regulatory agreement.

(2) The Serramonte Plaza first mortgage matured in November 1995. Prior to maturity, a 30 day extension was granted during which time an additional monthly payment was made. On December 15, 1995, the debt was purchased by ALI, Inc. ("ALI"). An additional extension was granted through March 22, 1996, and new debt terms are currently being negotiated with ALI. This mortgage is considered in default since it has matured, however, a payment of approximately $3.9 million was made in conjunction with the sale of a building at Serramonte as discussed in "Note J" of the Notes to Consolidated Financial Statements. The Partnership expects the debt to ultimately be refinanced by the new owner.



Schedule of Rental Rates and Occupancy:


                                       Average Annual                 Average
                                        Rental Rates                 Occupancy
    Property                        1995            1994          1995       1994
 Rivercrest Village            $ 7,194/unit    $ 5,709/unit        94%        94%
 Richardson Highlands          $11,511/unit    $11,182/unit        95%        95%
 Serramonte Plaza              $  9.13/sq.ft.  $  8.85/sq.ft.      93%        94%


       As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other buildings in the area. The General Partner believes that all of the properties are adequately insured.

The following is a schedule of the lease expirations for the years 1996-2005:

                      Number of                                       % of Gross
                     Expirations     Square Feet      Annual Rent     Annual Rent
 Serramonte Plaza
 1996                    15             36,358          $381,631         12.57%
 1997                    11             15,565           325,192         10.71%
 1998                    13             25,609           498,492         16.42%
 1999                     5             46,536           458,942         15.11%
 2000                     6             11,176           173,786          5.72%
 2001                     4             12,980           107,728          3.55%
 2002                     1             10,000           144,391          4.75%
 2003                    --                 --                --             --
 2004                     1              2,419            47,243          1.56%
 2005                     1             12,136           131,080          4.32%


The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for Serramonte Plaza, the Partnership's only commercial property:


       Nature of     Square Footage   Annual Rent Per       Lease
       Business          Leased         Square Foot       Expiration

      Office Space        48,490            $0.99           1/16/07


Real estate taxes and rates in 1995 for each property were:

                                      1995          1995
                                     Taxes          Rate

 Rivercrest Village                $153,536        1.13%
 Richardson Highlands               197,159        1.38%
 Serramonte Plaza                    90,904        1.10%


Item 3. Legal Proceedings

As disclosed in the prior reports on Form 10-QSB or Form 10-KSB ("Prior Public Filings"), the Partnership including the General Partner, VMS Realty Partners, L.P., certain officers and directors of VMS Realty Partners, L.P. and certain other affiliates of the Partnership are parties to certain pending legal proceedings (other than litigation matters covered by insurance policies).

Summarized below is the development in the legal proceedings filed against VMS Realty Partners, now known as VMS Realty Partners, L.P. and its affiliates which was disclosed in Prior Public Filings.

Sheraton Holding, Inc. v. Park Centre Associates, f/k/a VMS Seventh Avenue Hotel Associates, Ingersoll-Rand Financial Corp., VMS Hotel Investment Trust, Omni Hotel Credit Corp., f/k/a/ Dunfey Credit Corp., VMS Realty Partners, Marine Midland Bank, N.A., Bid Fire Systems, Inc., Mass Electric Construction Co., Mass Electric of New York, New York Plumbing & Heating Corp., Center 56 Associates, Basic Leasing Corp., EECO Inc., EECO Computer, Inc., RCA Corp., Ameritech Credit Corp., COMTEL Communications Corp., The City of New York, The People of the State of New York, and "John Doe" #1 through 500. This action has been dismissed.

Item 4. Submission of Matters to a Vote of Security Holders

 The Partnership did not submit any matter to a vote of its holders of Limited Partnership Interests during the fourth quarter of 1995.


                                     PART II

Item 5. Market for Partnership Equity and Related Partner Matters

Market information and holders

As of December 31, 1995, there were 3,019 holders of record owning an aggregate of 16,267 Units. There is not, nor is it anticipated that there will be, a public market for the Units. The General Partner will not redeem or repurchase the Units, nor will the General Partner facilitate the matching of potential buyers and sellers of Units.

Pursuant to the terms of the Restated Limited Partnership Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partner must consent to any transfer.

Cash Distributions

In accordance with the Restated Limited Partnership Agreement, there are no material restrictions on the Partnership's ability to make cash distributions.

The amount of cash distributions is dependent upon the ability of the Partnership's properties to generate positive cash flow and the sale or refinancing of these properties in future years. In the short term it is unlikely that the Partnership will be able to make cash distributions. See "Item 6, Management's Discussion and Analysis and Plan of Operation," for a discussion of VMS Realty Partners' liquidity position and its possible impact on the Partnership's properties.

Item 6. Management's Discussion and Analysis and Plan of Operation

Liquidity and Capital Resources

The consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described below, however such uncertainties raise substantial doubt about the Partnership's ability to continue as a going concern.

The Partnership's properties have historically experienced operating deficits after debt service payments. As a means of funding the portfolio's deficits, the Partnership previously drew upon working capital reserves which were exhausted as of December 31, 1989, and had taken cash advances from affiliates of the General Partner. The General Partner and affiliates are not obligated to and do not intend to fund any further such operating and cash flow deficits. In addition, since December 31, 1989, the Partnership has deferred repayment of these advances and other accrued expenses with the consent of the General Partner and its affiliates. Such accrued expenses are periodically converted to interest-bearing advances. During 1994, the General Partner and its affiliates assigned a portion of the advances to an affiliate of Insignia (See "Note G"). The willingness of the General Partners and its affiliates to continue to defer repayment of these amounts could further impact the Partnership's ability to continue as a going concern. In the short term it is likely that the Partnership will suffer additional liquidity problems until cash flow difficulties are resolved. The General Partner is evaluating its options for the Partnership should the Partnership continue to suffer substantial losses from operations and cash deficiencies.

Due to cash flow deficiencies at Rivercrest Village Apartments, East Bluff Apartments and Richardson Highlands Apartments, the Partnership stopped making the required monthly payments on the second mortgage loans for these properties in October 1990, November 1990, and September 1991, respectively. East Bluff Apartments was foreclosed upon by the Federal Deposit Insurance Corporation ("FDIC") on May 23, 1994. The Registrant negotiated with the subordinate debt holder for Rivercrest Village and Richardson Highlands and finalized a debt restructure on June 22, 1994. The Partnership is in default of the provisions of these restructured subordinate loans (as described in "Note D" of the Consolidated Financial Statements). Due to the default, Management could be forced to relinquish the related properties to the debt holder in satisfaction of the obligations.

As discussed in the "Inspector General Audit" in "Item 1", the Partnership, VMS Realty Management, Inc. and The Department of Housing and Urban Development
(HUD) are engaged in discussions covering the appropriateness of certain Richardson Highlands and Rivercrest Village disbursements totalling approximately $2,168,000 and $1,608,000, respectively, made during the years 1987 through 1991. The parties are attempting to resolve this issue, but the ultimate outcome cannot presently be determined. The General Partner is vigorously defending its past actions and does not believe the eventual outcome of these discussions will have a material adverse effect on the operations of the Partnership. Given the General Partner's beliefs and the uncertainty regarding the eventual resolution of the amounts in question, the responsible parties and their ability to make repayment if deemed necessary, no adjustment has been made to the Partnership's financial statements concerning this matter.

Other than routine tenant matters, there are no pending legal proceedings against the Partnership. However, as disclosed in Prior Public Filings, certain officers and directors of the General Partner and certain other affiliates of the Partnership are parties to certain pending legal proceedings. The adverse outcome of such legal proceedings disclosed in Prior Public Filings could have a significant adverse effect on the present and future operations of the Partnership.

For the year ended December 31, 1995, the Partnership's cash increased $908,328 compared to an increase in cash of $75,232 for the year ended December 31, 1994. Net cash provided by operating activities increased for the year ended December 31, 1995, compared to the year ended December 31, 1994, due to reduced operating, maintenance and interest expense discussed below. Net cash provided by investing activities increased in 1995 due to proceeds received on the sale of a building at Serramonte Plaza. Net cash used in financing activities increased from 1994 due to payments made in 1995 on advances due to affiliates and increased payments on mortgage notes payable. These payments were funded primarily by proceeds from the building sale at Serramonte Plaza.

Results of Operations

For the year ended December 31, 1995, the Partnership realized net income of $664,265 compared to net income of $1,557,634 for the corresponding period of 1994. Net income in 1995 includes a $3,077,846 gain relating to the sale of a building at Serramonte Plaza (see "Note J" of the Consolidated Financial Statements). The $4,980,107 loss before extraordinary item for the year ended December 31, 1994, included a write-down of assets of $1,448,062. The $1,448,062 write-down of assets related to the foreclosure of East Bluff Apartments by the Federal Deposit Insurance Corporation ("FDIC") in May 1994. The $6,537,741 extraordinary gain on extinguishment of debt for the year ended December 31, 1994, also related to the foreclosure of East Bluff Apartments (See "Note I" of the Consolidated Financial Statements).

Total revenues for the year ended December 31, 1995, were comparable to total revenues for the year ended December 31, 1994, after considering the East Bluff foreclosure.

Decreases in operating, maintenance, and interest expenses for the year ended December 31, 1995, compared to the corresponding period of 1994 were directly related to the loss of East Bluff to foreclosure during the second quarter of 1994.

The $97,425 loss on disposal of property for the year ended December 31, 1995, resulted from a roof replacement at Richardson Highlands Apartment.



Item 7.  Financial Statements


Investors First-Staged Equity L.P.

List of Consolidated Financial Statements

Report of Independent Auditors

Consolidated Balance Sheet at December 31, 1995

Consolidated Statements of Operations for the years ended December 31, 1995 and 1994

Consolidated Statements of Changes in Partners' Deficit for the years ended December 31, 1995 and 1994

Consolidated Statements of Cash Flows for the years ended
  December 31, 1995 and 1994

Notes to Consolidated Financial Statements


                Report of Ernst & Young LLP, Independent Auditors


The Partners
Investors First-Staged Equity L.P.

We have audited the accompanying consolidated balance sheet of Investors First-Staged Equity L.P. as of December 31, 1995, and the related consolidated statements of operations, changes in partners (deficit) and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership s management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors First-Staged Equity L.P. as of December 31, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership has suffered substantial recurring losses from operations and is in default of provisions of certain subordinate loan agreements as described in Note D to the financial statements. As more fully described in Note A, the Partnership, an affiliate of the Partnership and the Department of Housing and Urban Development are engaged in discussions concerning the appropriateness of certain Partnership disbursements made prior to 1992. In addition, as discussed in Note A, the General Partner and its affiliates have announced the existence of serious financial difficulties that may have an effect on the ability of the General Partner to function in that capacity and may adversely affect the financial condition of the Partnership. The ultimate outcome of these matters and any resultant effects on the Partnership cannot presently be determined. These conditions raise substantial doubt about the Partnership s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the inability of the Partnership to continue as a going concern.

                                                     /s/ ERNST & YOUNG

Greenville, South Carolina
February 29, 1996



                       INVESTORS FIRST-STAGED EQUITY L.P.

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1995

 Assets
   Cash:
      Unrestricted                                            $  2,807,029
      Restricted-tenant security deposits                          337,960
   Accounts receivable, net of allowance
      for doubtful accounts of $202,088                            159,265
   Note receivable (Note F)                                        159,500
   Escrows for taxes and insurance                                 526,002
   Restricted escrows                                              440,048
   Other assets                                                    189,430
   Investment properties (Notes D and K):
      Land                                    $  9,087,937
      Buildings and related improvements        41,844,232
                                                50,932,169
      Less accumulated depreciation            (22,306,257)     28,625,912

                                                              $ 33,245,146

 Liabilities and Partners' Deficit
 Liabilities
   Accounts payable                                           $     94,721
   Accrued interest                                              2,325,367
   Tenant security deposits                                        405,736
   Other liabilities                                               608,637
   Advances from affiliates of General
      Partner                                                      820,645
   Mortgage notes payable, including
      $33,171,282 in default (Note D)                           45,921,597

 Partners' Deficit
   General partner                            $   (350,660)
   Limited partners (16,267 units
    issued and outstanding)                    (16,580,897)    (16,931,557)

                                                              $ 33,245,146


            See Accompanying Notes to Consolidated Financial Statements


                       INVESTORS FIRST-STAGED EQUITY L.P.

                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Years Ended December 31,
                                                            1995         1994
 Revenues:
   Rental income                                        $ 7,298,764  $ 7,495,681
   Other income                                             297,944      305,646
      Total revenues                                      7,596,708    7,801,327

  Expenses:
   Operating                                              1,554,113    1,822,432
   General and administrative                               334,026      335,134
   Property management fees                                 424,403      414,318
   Maintenance                                              833,632    1,023,105
   Depreciation                                           2,017,032    2,131,038
   Amortization                                             100,294       89,554
   Interest                                               4,368,131    5,202,532
   Property taxes                                           426,414      470,472
   Tenant reimbursements                                   (145,181)    (155,213)
   Provision to reduce investment properties
    to fair value                                               --     1,448,062
      Total expenses                                      9,912,864   12,781,434

 Loss on disposal of property                              (97,425)           --
 Gain on sale of property                                3,077,846            --

 Income (Loss) before extraordinary item                   664,265    (4,980,107)

 Extraordinary item-gain on extinguishment of debt              --     6,537,741

   Net income                                           $  664,265   $ 1,557,634

 Net income allocated to general partners               $   39,608   $    95,337
 Net income allocated to limited partners                  624,657     1,462,297

                                                        $  664,265   $ 1,557,634

 Net income per limited partnership unit:
 Net income (loss) before extraordinary item            $    38.40   $   (303.09)

 Extraordinary item - gain on extinguishment of debt            --        392.98

 Net income per limited partnership unit                $    38.40   $     89.89

               See Accompanying Notes to Consolidated Financial Statements

                       INVESTORS FIRST-STAGED EQUITY L.P.

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT



                                Limited
                              Partnership    General       Limited
                                 Units      Partners       Partners           Total
 Partners' deficit at
    December 31, 1993             16,267   $(485,605)    $(18,667,851)   $(19,153,456)

 Net income for the year
    ended December 31, 1994           --      95,337        1,462,297       1,557,634

 Partners' deficit at
    December 31, 1994             16,267    (390,268)     (17,205,554)    (17,595,822)

 Net income for the year
    ended December 31, 1995           --      39,608          624,657         664,265

 Partners' deficit at
    December 31, 1995             16,267   $(350,660)    $(16,580,897)   $(16,931,557)

           See Accompanying Notes to Consolidated Financial Statements

                       INVESTORS FIRST-STAGED EQUITY L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              Years Ended December 31,
                                                               1995              1994
 Cash flows from operating activities:
    Net income                                              $  664,265      $ 1,557,634
    Adjustments to reconcile net income to
       net cash provided by operating activities:
       Negative amortization on mortgage loans payable              --          841,454
       Depreciation and amortization                         2,140,843        2,253,923
       Bad debt expense                                         92,403           64,481
       Provision to reduce investment in properties to
        fair value                                                  --        1,448,062
       Gain on sale of property                             (3,077,846)              --
       Extraordinary gain on extinguishment of debt                 --       (6,537,741)
       Loss on disposal of property                             97,425               --
       Change in accounts:
         Restricted cash                                      (130,028)          50,489
         Accounts receivable                                  (129,929)        (139,528)
         Tenant notes receivable                                35,388           30,423
         Escrows for taxes and insurance                      (256,013)        (177,068)
         Other assets                                           10,777         (133,998)
         Accounts payable and accrued interest               1,510,973        1,541,526
         Tenant security deposit liabilities                   (21,936)          46,431
         Other liabilities                                     280,760          141,022

            Net cash provided by operating activities        1,217,082          987,110

 Cash flows from investing activities:
    Proceeds from sale of property                           5,670,320               --
    Property improvements and replacements                    (347,003)        (550,787)
    Receipts from restricted escrows                            70,641               --
    Deposits to restricted escrows                             (64,975)         (57,399)
            Net cash provided by (used in)
              investing activities                           5,328,983         (608,186)

 Cash flows from financing activities:
    Payments on mortgage notes payable                      (4,137,737)        (277,482)
    Payments on advances from affiliates                    (1,500,000)              --
    Cash released to lender on foreclosed property                  --          (26,210)

            Net cash used in financing activities           (5,637,737)        (303,692)

 Net increase in cash                                          908,328           75,232

 Cash at beginning of year                                   1,898,701        1,823,469

 Cash at end of year                                        $ 2,807,029     $ 1,898,701

 Supplemental disclosure of cash flow information:

    Cash paid for interest                                 $ 2,743,624      $ 2,711,209

       See Accompanying Notes to Consolidated Financial Statements

                       INVESTORS FIRST-STAGED EQUITY L.P.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

Foreclosure

In May 1994, the Partnership lost East Bluff, an apartment building in Pinnie, California, through foreclosure to the Federal Deposit Insurance Corporation
(FDIC), the holder of the second mortgage (See "Note I" of the Notes to Consolidated Financial Statements). In connection with this transaction, cash of $26,210 was relinquished to the lender and certain other accounts were adjusted by the following non-cash amounts noted:



 Relinquishment of cash                         $   (26,210)
 Accounts receivable                                (71,608)
 Escrow deposits for taxes and insurance           (143,651)
 Escrow deposits for restricted escrows            (488,902)
 Other assets                                       (17,887)
 Apartment properties                            (8,408,720)
 Accumulated depreciation                         3,779,890
 Accounts payable and other liabilities             150,638
 Accrued interest                                 1,612,676
 Tenant security deposits                            46,174
 Mortgage payable                                 8,657,279
 Aggregate gain on transaction                   (6,537,741)
 Write-down of apartment property                 1,448,062

           See Accompanying Notes to Consolidated Financial Statements


                       INVESTORS FIRST-STAGED EQUITY L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 1995

Note A - Going Concern

The consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described below, however such uncertainties raise substantial doubt about the Partnership's ability to continue as a going concern.

The Partnership's properties have historically experienced operating deficits after debt service payments. As a means of funding the Partnership's deficits, the Partnership previously drew upon working capital reserves which were exhausted as of December 31, 1989, and had taken cash advances from affiliates of the General Partner. The General Partner and affiliates are not obligated to and do not intend to further fund any such operating and cash flow deficits. In addition, since December 31, 1989, the Partnership has deferred repayment of these advances and other accrued expenses with the consent of the General Partner and its affiliates. Such accrued expenses are periodically converted to interest-bearing advances. During 1994, the General Partner and its affiliates assigned a portion of the advances to an affiliate of Insignia Financial Group, Inc. ("Insignia"). The willingness of the affiliates of the General Partner and other related parties to continue to defer repayment of the advances could adversely affect the Partnership's financial condition. In the short term it is likely that the Partnership will suffer additional liquidity problems until cash flow difficulties are resolved. The General Partner is evaluating its options for the Partnership should the Partnership continue to suffer substantial losses from operations and cash deficiencies.

In addition, the General Partner and its affiliates have incurred serious financial difficulties that may affect the ability of the General Partner to function in that capacity. The administration and management of the Partnership is dependent on the General Partner and its affiliates. The pending replacement of the General Partner as discussed in "Note G" will not necessarily have a positive impact on the financial condition of the Partnership.

Due to cash flow deficiencies at Rivercrest Village Apartments, East Bluff Apartments and Richardson Highlands Apartments, the Partnership stopped making the required monthly payments on the second mortgage loans for these properties in October 1990, November 1990, and September 1991, respectively. East Bluff Apartments was foreclosed upon by the Federal Deposit Insurance Corporation ("FDIC") on May 23, 1994. The Registrant negotiated with the subordinate debt holder for Rivercrest Village and Richardson Highlands and finalized a debt restructure on June 22, 1994. The Partnership is in default of the provisions of these restructured subordinate loans as described in "Note D". Due to the default, management could be forced to relinquish the related properties to the debt holder in satisfaction of the obligations.

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

Note B - Summary of Significant Accounting Policies

Investors First-Staged Equity L.P. (the "Partnership") was organized in May 1985, and began operations on October 2, 1985. The Restated Limited Partnership Agreement provides for VMS Realty Investment (formerly known as VMS Realty Partners) to be the General Partner and for the admittance of Limited Partners through the sale of up to 23,220 Limited Partnership Units at $3,000 for each unit. The Partnership has collected capital contributions totaling $48,802,000 representing 16,267 Units outstanding.

Effective January 1, 1986, VMS Realty Investment assigned its interest in future profits, losses, operating cash flow and liquidation proceeds of the Partnership to VMS Realty Investment II, which subsequently became the General Partner. VMS Realty Investment II is a general partnership formed to be the sole general partner of Investors First-Staged Equity L.P. and has the same constituent partners as VMS Realty Investment, its predecessor. Effective January 1, 1987, VMS Realty Investment II assigned its beneficial interest in the Partnership to VMS Realty Investment.

Basis of Consolidation

The accompanying consolidated financial statements of the Partnership include the accounts of three remaining subsidiary partnerships in which the Partnership owns 99.99% interests. All significant transactions between the Partnership and its sub-tier partnerships have been eliminated in consolidation. The Partnership acquired six income producing real estate properties during 1986 through the purchase of 99.99% general partnership interests in six sub-tier partnerships that owned the properties. Of the original six subpartnerships, three currently own and operate real estate properties and three had their properties sold at foreclosure sales or were foreclosed on by the FDIC. Village Green Apartments and Woodland Meadows Apartments were sold at foreclosure sales on May 1, 1990, and June 24, 1991, respectively. East Bluff Apartments was foreclosed on May 23, 1994, by the FDIC.

Note B - Summary of Significant Accounting Policies (continued)

Depreciation

Depreciation is computed using the following methods and estimated useful lives:


                               GAAP BASIS                      TAX BASIS
                                          Lives                            Lives
                         Method          (Years)         Method           (Years)
 Buildings and
 improvements:

 Commercial          Straight-line        20-25      Straight-line     18, 19, 31.5
                                                     (ACRS & MACRS)       and 39

 Residential         Straight-line        17-25      175% Declining     18, 19 and
                                                     Balance (ACRS         27.5
                                                     MACRS)

 Personal Property   150% Declining       5 & 7      150% Declining        5 & 7
                     Balance                         Balance (ACRS
                                                     and MACRS)

Investment Properties

Prior to 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During 1995 the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Other Assets

Deferred loan fees are amortized over the lives of the respective loans. Deferred leasing commissions are amortized over the term of the leases to which they relate.

Note B - Summary of Significant Accounting Policies (continued)

Cash

   Unrestricted - Unrestricted cash includes cash on hand and in banks and money market funds. At certain times the amount of cash deposited at a bank may exceed the limit on insured deposits.

   Restricted cash - tenant security deposits - The Partnership requires security deposits from new lessees for the duration of the lease which are considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

Fair Value

In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership (Note D). The carrying amounts of variable-rate mortgages approximate fair value due to frequent re-pricing.

Note C - Restated Limited Partnership Agreement

The Partnership was organized in May 1985, and commenced operations on October 2, 1985. The General Partner is VMS Realty Investment II.

Pursuant to the terms in the Agreement, net operating profits or losses and operating cash flow beginning October 2, 1985, are allocated 1% to the General Partner and 99% to the Limited Partners. The allocation of profits and losses to and among the Limited Partners is subject to certain special allocations as described in the Agreement.

In general, net proceeds from any sale or refinancing of the properties will be allocated 85% to the Limited Partners and 15% to the General Partner, after the Limited

Note C - Restated Limited Partnership Agreement (continued)

Partners have received an amount equal to their original capital contributions and a cumulative 6% per annum, noncompounded, return on their adjusted capital contributions from such proceeds.

The net profit of the Partnership from any sale or refinancing of the properties shall be allocated (with ordinary income being allocated first) as follows: (i) first, an amount equal to the aggregate deficit balances of the Partners' capital accounts shall be allocated to each Partner that has a deficit capital account balance in the same ratio as the deficit balance of such Partner's capital account bears to the aggregate of the deficit balance of all Partners' capital accounts; (ii) second, to the Limited Partners in an amount equal to the excess of their adjusted capital contribution over the balance of their respective capital accounts after taking into account the allocation provided for in subparagraph (i) above; (iii) third, to the Limited Partners in an amount equal to any unpaid preferred cumulative return; (iv) fourth, to the General Partner in an amount equal to the excess of its adjusted capital contribution over its capital account balance; and (v) thereafter, 85% to the Limited Partners and 15% to the General Partner. The net loss to the Partnership from any sale or other disposition of the properties shall be allocated as follows:
(i) first, in an amount equal to the aggregate positive balances in the partners' capital accounts, to each partner in the same ratio as the positive balance in such partner's capital account bears to the aggregate of all such partners' positive capital accounts; and (ii) thereafter, 99% to the Limited Partners and 1% to the General Partner.

Note D - Mortgage Notes Payable



                          Principal    Monthly                         Principal
                         Balance At    Payment    Stated                Balance
                        December 31,  Including  Interest   Maturity     Due At
 Property                   1995       Interest    Rate       Date      Maturity
                                                                     <c
 Rivercrest Village
    1st mortgage        $ 6,361,336  $ 48,431      7.50%    12/01/18  $    48,146
    2nd mortgage,
      in default         11,802,522       (1)     10.00%    01/15/00   11,802,522

 Richardson Highlands
   1st mortgage           6,388,979     47,952     7.50%    11/01/19       47,970
   2nd mortgage,
      in default         10,602,692       (1)     10.00%    01/15/00   10,602,692

 Serramonte Plaza
   1st mortgage,
      in default         10,766,068       (2)       (2)       (2)         (2)

      Totals            $45,921,597

(1) Interest only payments at a 7% rate are made to the extent of surplus cash, as defined in the HUD regulatory agreement.

(2) The Serramonte Plaza first mortgage matured November, 1995. Prior to maturity, a 30 day extension was granted during which time an additional monthly payment was made. On December 15, 1995, the debt was purchased by ALI, Inc. ("ALI"). An additional extension was granted through March 22, 1996, and new debt terms are currently being negotiated with ALI. This mortgage is considered in default since it has matured, however, a payment of approximately $3.9 million was made in conjunction with the sale of a building at Serramonte as discussed in "Note J" of the Notes to Consolidated Financial Statements. The Partnership expects the debt to ultimately be refinanced by the new owner.

All first mortgage agreements include non-recourse provisions which limit the lenders' remedies in the event of default to the specific properties collateralizing each loan. The second mortgage agreements are collateralized by all the Partnership's interests in the sub-tier partnerships that own the related properties.

Note D - Mortgage Notes Payable (continued)

In October 1990, the Partnership defaulted on the Richardson Highlands and Rivercrest Village subordinate notes payable (the second mortgage loans) due to the failure to make the required monthly debt service payments. The Partnership and the FDIC finalized an agreement on June 22, 1994, retroactive to July 1, 1993, to restructure the debt held on Richardson Highlands and Rivercrest Village. The junior lien mortgages held by the FDIC were restructured to mature on January 15, 2000, and provide for a 10% interest rate (with a 7% pay rate), based on the "Agreed Valuation Amount", as defined in the restructure agreement. Interest payments are payable from surplus cash as provided by the HUD Regulatory Agreement. The Agreed Valuation Amounts for Richardson Highlands and Rivercrest Village are $7,267,886 and $7,109,714, respectively. A Note
Face Amount of $8,126,181 for Richardson Highlands and $8,417,039 for Rivercrest Village is payable if an event of default under the restructure agreements is uncured.

Prior to the restructuring of the loans, interest accrued under the terms of the original subordinate notes payable. This accrued interest of $1,731,596 for Richardson Highlands and $2,327,010 for Rivercrest Village was added to the carrying amount of the loans at the date of restructure. The debt restructurings were accounted for as a modification of terms in which total future cash payments under the restructured loans exceeded the carrying values of the loans as of the date of restructure. Consequently, the carrying amounts of the loans were not changed and no gains were recognized on the restructurings. Interest accrues at an effective interest rate of 6.14% for Richardson Highlands and 4.37% for Rivercrest Village to equate the present values of the total future cash payments under the new terms with the carrying amounts of the loans at the date of restructure.

The carrying value of the Partnership's aggregate first mortgages approximates their estimated fair value.

The General Partner believes that it is not appropriate to use the Partnership's incremental borrowing rate for the second mortgages as there is currently no market in which the Partnership could obtain similar financing. Therefore, the General Partner considers estimation of fair value to be impracticable.

The Richardson Highlands and Rivercrest Village restated subordinate notes payable are in default due to interest payments not being made in accordance with the terms of the loans. The carrying value of the loans of $10,602,692 for Richardson Highlands and $11,802,522 for Rivercrest Village are shown as currently payable as a result of the defaults. The Serramonte Plaza mortgage is also in default due to non-payment and is shown as currently payable.

On October 28, 1995, the FDIC sold all the debt it held to BlackRock Capital Finance, L.P. The debt amounts and terms were not modified.

Note D - Mortgage Notes Payable (continued)

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1995, are as follows:


               1996                           $33,378,912
               1997                               223,360
               1998                               240,700
               1999                               259,580
               2000                               292,292
               Thereafter                      11,526,753
                                              $45,921,597

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

Differences between the net income as reported and Federal taxable income result primarily from (1) allowance for doubtful accounts, (2) depreciation over different methods and lives and on differing cost bases of investment properties, (3) difference in gain on disposition of properties, and (4) interest on advances from affiliates.

Note E - Income Taxes (continued)

  The following is a reconciliation of reported net income and Federal taxable income:

                                        1995               1994

 Net income as reported              $ 664,265         $1,557,634
 Add (deduct)
    Depreciation differences          (447,548)          (561,142)
    Interest on advances from
       affiliates                      110,863            147,133
    Bad debt allowance                 (37,544)            37,544
    Miscellaneous                       10,807            104,382
    Gain on foreclosure or sale
       of properties                     5,257            983,327

 Federal taxable income              $ 306,100         $2,268,878

 Federal taxable income
    per limited partnership unit     $   17.26         $   139.48


The following is a reconciliation between the partnership's reported amounts and Federal tax basis of net assets and liabilities:

       Net deficit as reported                            $(16,931,557)
       Land and buildings                                    7,668,259
       Accumulated depreciation                            (11,279,245)
       Syndication                                           6,832,243
       Accrued liabilities                                     263,181
       Other                                                   158,076
             Net deficit - Federal tax basis              $(13,289,043)

Note F - Note Receivable

During 1990, Serramonte Plaza advanced $305,000 for tenant improvements to one of its tenants as provided for in the related lease documents. The note bears interest at 12% per annum and is to be repaid over the remaining term of the lease through monthly additional rent payments of $4,731 from October 1990 through May 1999.

Note G - Transactions with Affiliates and Related Parties

The Partnership has no employees and is dependent on the General Partner or its affiliates for the management and administration of all partnership activities. The General Partner or its affiliates may be reimbursed for direct expenses relating to the Partnership's administration and other costs charged on behalf of the Partnership.

Pursuant to an agreement dated July 14, 1994, a transaction is pending in which the current General Partner would be replaced by MAERIL, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"). The substitution of MAERIL, Inc. as the General Partner is expected, but there is no assurance that the transaction will be consummated.

The Partnership has engaged affiliates of Insignia to provide day-to-day management of the Partnership's properties. These affiliates received $424,403 and $414,318 of such fees during 1995 and 1994, respectively. An affiliate of Insignia also provided partnership administration and management services for the Partnership in 1995 and 1994. Reimbursements for direct expenses relating to these services totaled approximately $242,000 for 1995 and $249,000 for 1994. Of these reimbursements $476,764 remains unpaid at December 31, 1995, and is included in other liabilities. For the period from January through July 14, 1994, Insignia assigned a portion of its fees to an affiliate of the current General Partner. Payments to this affiliate under this assignment were approximately $18,000 in 1994. Sales commissions of $180,000 were paid to an affiliate of Insignia in 1995 in connection with the sale of a building at Serramonte Plaza.

Note H - Operating Leases

The Partnership receives rental income from commercial leases under operating leases with various terms. Minimum future rentals under operating leases with terms of one year or more for the Partnership as of December 31, 1995, are as follows:

               1996                      $2,448,048
               1997                       2,090,022
               1998                       1,701,283
               1999                         991,851
               2000                         724,511
               Thereafter                 1,627,459
                                         $9,583,174


Note I - Foreclosure of East Bluff Apartments

Mortgage notes and accrued interest payable of East Bluff Apartments ("East Bluff") consisted of a first mortgage in the principal amount of $1,762,402 , with an interest rate of 7%, which matured on August 1, 2014, a second mortgage in the principal amount of $6,894,877, with an interest rate of 13.84% maturing in December 1994, and accrued mortgage interest of $1,612,676.

As a result of the cash flow deficits experienced by East Bluff and the Partnership's inability to fund these deficits, the Partnership stopped making the monthly debt service payments required under the terms of the second mortgage loan in November 1990. The failure to make the required monthly debt service payments was an event of default pursuant to the terms of the mortgage loan agreements which provided, among other things, for the acceleration of the maturity of the mortgage note and the consequential possibility of foreclosure. Negotiations were not successful and a final judgement of foreclosure was issued in May 1994, at which time the FDIC took ownership of East Bluff. This foreclosure resulted in a $6,537,741 extraordinary gain on extinguishment of debt. A provision of $1,448,062 was recorded at the time of foreclosure to reduce the carrying value of the apartment property to its fair value. East Bluff had revenues of $427,009 and expenses of $972,122 in 1994, exclusive of foreclosure effects.

Note J - Sale of Property

On December 12, 1995, Serramonte Plaza, LTD. sold a building at Serramonte Plaza to an unaffiliated party for $6 million. The building sold, the Breuner building, had a net book value of $2,592,474. The Partnership received net proceeds of $5,670,320 after payment of closing costs. The gain on the sale was $3,077,846. The gain has been allocated to the partners in accordance with the Restated Limited Partnership Agreement. $3,861,403 of the proceeds were applied to the mortgage note payable and $1,500,000 of the proceeds were used to repay General Partner advances.

Note K - Real Estate and Accumulated Depreciation


                                                Initial Cost
                                               To Partnership

                                                       Buildings,
                                                       Leasehold         Cost
                                                       interests     Capitalized
                                                      and Related   (Written down)
                          Encumbrances      Land        Personal      Subsequent
   Rivercrest Village
     Sacramento, CA        $18,163,858  $ 1,229,965   $15,171,431     $ 1,541,912
   Richardson Highlands
     Marin County, CA       16,991,671    5,196,160    10,454,778       1,158,411
   Serramonte Plaza
     Daly City, CA          10,766,068    4,271,729    20,278,435      (8,370,652)

        Totals             $45,921,597  $10,697,854   $45,904,644     $(5,670,329)




                                   Gross Amount At Which Carried
                                          At December 31, 1995

                                      Buildings
                                     And Related
                                      Personal                   Accumulated       Date of        Date     Depreciable
Description               Land         Property        Total      Depreciation   Construction    Acquired    Life-Years
Rivercrest Village     $1,230,898    $16,712,410   $17,943,308     $9,241,126        1975         10/85         5-25
Richardson Highlands    5,200,148     11,609,201    16,809,349      6,388,601        1979         10/85         5-25
Serramonte Plaza        2,656,891     13,522,621    16,179,512      6,676,530      1971-1981      10/85         5-25

    Totals             $9,087,937    $41,844,232   $50,932,169    $22,306,257

The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Note K - Real Estate and Accumulated Depreciation (continued)

 Reconciliation of "Investment Properties and Accumulated Depreciation":

                                            Year Ended        Year Ended
                                           December 31,      December 31,
                                                1995             1994
 Investment Properties
 Balance at beginning of year               $55,286,539     $63,144,472
    Property improvements                       347,003         550,787
    Sale of Property                         (4,409,096)             --
    Disposition of Property                    (292,277)             --
    Foreclosure of property                          --      (8,408,720)
 Balance at End of Year                     $50,932,169     $55,286,539

 Accumulated Depreciation
 Balance at beginning of year               $22,300,699     $23,949,551
   Additions charged to expense               2,017,032       2,131,038
   Sale of property                          (1,816,622)             --
   Disposition of property                     (194,852)             --
   Foreclosure of property                           --      (3,779,890)
 Balance at end of year                     $22,306,257     $22,300,699

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995, is $58,600,428. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 is $33,585,502.

Note L - HUD Contingencies

The Partnership, VMS Realty Management, Inc., and HUD are engaged in discussions covering the appropriateness of certain Richardson Highlands and Rivercrest Village disbursements totalling approximately $2,168,000 and $1,608,000, respectively, made during the years 1987 through 1991. The parties are attempting to resolve this issue, but the ultimate outcome cannot presently be determined. The General Partner is vigorously defending its past actions and does not believe the eventual outcome of these discussions will have a material adverse effect on the operations of the Partnership. Given the General Partner's beliefs and the uncertainty regarding the eventual resolution of the amounts in question, the responsible parties and their ability to make repayment if deemed necessary, no adjustment has been made to the Partnership's consolidated financial statements concerning this matter.

Note M - Legal Proceedings

Certain affiliates of the Partnership, including the General Partner and certain officers and directors of such affiliates are parties to certain pending legal proceedings. The adverse outcome of any one or more legal proceedings against these affiliates which provide financial support or services to the Partnership could have a materially adverse effect on the present and future operations of the Partnership. However, the inclusion of this discussion is not intended as a representation by the Partnership that any particular proceeding is material. There can be no assurance as to the outcome of any of these legal proceedings.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The General Partner of the Partnership at December 31, 1995, was VMS Realty Investment II, an Illinois General Partnership.

VMS Realty Partners ("VMS"), an affiliate of the General Partner, assisted the General Partner in the management and control of the Venture's affairs through November 17, 1993, and Strategic Realty Advisors, Inc. ("SRA"), also an affiliate of the General Partner, replaced VMS in assisting the General Partner effective November 18, 1993. VMS Realty Partners is an Illinois general partnership whose partners are Van Kampen/Morris/Stone, Inc. (100% owned by Robert D. Van Kampen, Peter R. Morris and Joel A. Stone), Residential Equities, Ltd. (100% owned by Mr. Morris), XCC Investment Corporation (a subsidiary of Xerox Credit Corporation) and Brewster Realty, Inc. (100% owned by Messrs. Van Kampen and Stone). A substantial number of the officers of VMS are also officers of entities affiliated with VMS. The principal executive officers of VMS are the following:


     Joel A. Stone  .............   President and Chief Executive Officer and
                                    Member of the Executive Committee

     Peter R. Morris  ...........   Member of the Executive Committee

     Robert D. Van Kampen  ......   Member of the Executive Committee

     Stuart Ross  ...............   Member of the Executive Committee


The principal executive officers of SRA are the following:


     Joel A. Stone  .............   President and Chief Executive Officer

     Richard A. Berman ...........  Senior Vice President/Secretary

     Thomas A. Gatti .............  Senior Vice President

JOEL A. STONE, age 51, is President and Chief Executive Officer of Strategic Realty Advisors, Inc., since November 1993. From the inception in 1981 of VMS Realty Partners, he held the positions of President and then Chief Executive Officer. Mr. Stone began his career as an Internal Revenue Agent and worked as a certified public accountant and an attorney specializing in taxation and real estate law. In 1972, Mr. Stone co-founded the certified public accounting firm formerly known as Moss, Stone and Gurdak. In 1979, Mr. Stone joined the Van Kampen group of companies, a privately held business engaged in investment banking and in real estate activities. He served as Senior Vice President of Van Kampen Merritt, Inc. until its sale to Xerox Corporation in 1984. An alumnus of DePaul University, Mr. Stone earned a Bachelor of Science degree in Accounting in 1966 and a Juris Doctorate in 1970. Mr. Stone is a member of the Illinois Bar and a certified public accountant.

PETER R. MORRIS, age 46, is a member of the Executive Committee of VMS, and is one of the three individuals owning the entities that own VMS. From July 1970 to June 1973, Mr. Morris was employed by Continental Wingate Company, Inc., a firm engaged in the development of inner city housing projects, in the capacities of Vice President/Finance, Director/Consulting Division and Executive Assistant to the President. He has published a book and numerous articles relating to real estate development and syndication. Mr. Morris has been involved in the real estate and finance business with Messrs. Van Kampen and Stone since 1977. He received a Bachelor of Arts degree (summa cum laude) from Princeton University in 1971 and a Juris Doctorate (cum laude) from Harvard Law School in 1975.

ROBERT D. VAN KAMPEN, age 57, is a member of the Executive Committee of VMS and is one of the three individuals owning the entities that own VMS. Mr. Van Kampen has been involved in various facets of the municipal and corporate bond business for over 20 years. In 1967, he co-founded the company now known as Van Kampen Merritt, Inc., which specializes in municipal bonds and acts as a sponsor of unit investment trusts. The firm was sold to Xerox Corporation in January 1984. Mr. Van Kampen is a general partner of Van Kampen Enterprises. Mr. Van Kampen received his Bachelor of Science degree from Wheaton College in 1960.

STUART ROSS, age 59, is a member of the Executive Committee of VMS. He is an executive vice president of Xerox Corporation and chairman and chief executive officer of Xerox Financial Services, Inc., a wholly owned subsidiary. Mr. Ross joined Xerox in 1966 and has held a series of financial management positions.
He assumed his current position in May 1990. Prior to Xerox, Mr. Ross was a financial representative for The Macmillan Publishing Company from 1963 to 1966, and a public accountant for Harris, Kerr, Forster & Company from 1958 to 1963. Mr. Ross is a director of Crum and Forster, Inc. and Ekco Group, Inc., and a trustee of the State University of New York at Purchase. He received a bachelor of science degree in accounting from New York University in 1958 and a master of business administrative degree from the City College of New York in 1966. Mr. Ross is a certified public accountant.

RICHARD A. BERMAN, age 44, is a Senior Vice President and General Counsel of Strategic Realty Advisors, Inc. From 1986 through 1993, Mr. Berman was employed by VMS Realty Partners and was First Vice President and Corporate Counsel.
Prior to joining VMS Realty Partners, Mr. Berman was a partner in the law firm of Gottlieb and Schwartz with his practice concentrated in corporate and real estate law. He received a Juris Doctorate from Northwestern University School of Law (Cum laude, 1976) and a Bachelor of Arts degree from the University of Illinois (high honors, 1973). Mr. Berman is a member of the Illinois Bar.

THOMAS A. GATTI, age 39, is Senior Vice President - Partnership Accounting of Strategic Realty Advisors, Inc., effective November 18, 1993. Prior to this time, Mr. Gatti was First Vice President - Partnership Accounting with VMS Realty Partners, where he was employed since January, 1982. Prior to joining VMS Realty Partners, he was with Coopers & Lybrand. Mr. Gatti received a Bachelor of Science in Accounting from DePaul University in 1978. Mr. Gatti is a Certified Public Accountant.

Legal Proceedings

See "Item 3, Legal Proceedings," for a discussion of legal proceedings during the past five years which may be material to an evaluation of the ability or integrity of any of the aforementioned directors or officers and VMS Realty Partners and its affiliates.


Item 10.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Partnership.


Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Units of the Partnership as of December 31, 1995 and as of the date of this filing.

(b) No officers of the General Partner or its affiliates own any Limited Partnership Units in the Partnership.

      No officer of the General Partner or its affiliates possesses a right to acquire a beneficial ownership of Limited Partnership Units of the Partnership.

(c) There are no known arrangements which at a subsequent date may result in a change in control of the Partnership, except as disclosed in "Item 1" of
      Part I (see "Insignia Transaction").


Item 12.    Certain Relationships and Related Transactions

Neither the General Partner nor its affiliates are prohibited from providing services to, and otherwise dealing or doing business with, persons who deal with the Partnership. However, no rebates or "concessions" may be received by the General Partner or any such affiliates of the General Partner, nor may the General Partner or any such affiliates participate in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Restated Limited Partnership Agreement.

The Partnership may borrow or enter into other transactions with an affiliate; provided, however, that such borrowings and other transactions will be conducted by the General Partner on terms which are not less favorable to the Partnership than those available from others. See Section Q of the Restated Limited Partnership Agreement on pages A-16 to A-20 of the Prospectus which is incorporated by reference.

Upon the sale or refinancing of a real estate investment purchased by the Partnership, provided that the Limited Partners have first recovered their adjusted capital contributions together with their preferred cumulative return, and that the General Partner or its affiliates have rendered such services, the General Partner will receive real estate brokerage commissions in an amount equal to the lesser of: (a) 3% of the sales or refinancing proceeds of the property or (b) 1/2 of the competitive real estate commission. Such real estate brokerage commissions will be paid directly by the Partnership except that the General Partner may receive such real estate brokerage commissions from the buyers of properties from the Partnership. In no event, however, will the aggregate real estate brokerage commissions paid to the General Partner from all sources in connection with the sale or refinancing of properties by the Partnership exceed 3% of the sales or refinancing proceeds of the properties sold or refinanced. In the event an unaffiliated real estate broker assists in any such sale or refinancing the total of all fees paid to all parties for such services shall not exceed 6% of the purchase price (or refinancing proceeds) of the property. Real estate brokerage commissions paid to the General Partner by buyers of properties from the Partnership are taken into account by buyers in determining the purchase price of properties so that, in effect, the Partnership, as seller, bears such commissions as a reduction in the sales prices of properties.

Reference is made to "Note G" to the Consolidated Financial Statements in "Item 7" for various transactions with affiliates.


                                     PART IV


Item 13.    Exhibits and Reports on Form 8-K


      (a)   Exhibits:  See Exhibit Index contained herein.

      (b)   Reports on Form 8-K filed during the fourth quarter of 1995:  None.


                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    INVESTORS FIRST-STAGED EQUITY L.P.
                                    (Registrant)



                                    By:   VMS Realty Investment II,
                                          its General Partner

                                    By:   JAS Realty Corporation



Date: March 26, 1996                By:   /s/Joel A. Stone
                                          Joel A. Stone, President




Date: March 26, 1996                By:   /s/Thomas A. Gatti
                                          Thomas A. Gatti, Senior Vice
                                          President and Principal
                                          Accounting Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.



/s/Joel A. Stone              President                   March 26, 1996
Joel A. Stone




/s/Thomas A. Gatti            Senior Vice President and   March 26, 1996
Thomas A. Gatti               Principal Accounting Officer




                                  EXHIBIT INDEX


Exhibit No.          Description

      3 The Partnership Agreement is incorporated by reference to the Form 10-K dated December 31, 1987 (file number 0-14470).

      10A Assignment and Assumption Agreement dated May 23, 1994 between the Federal Deposit Insurance Corporation, VMS Apartment Portfolio Associates I, VMS Apartment Portfolio Associates, Ltd., and Investors First-Staged Equity L.P. related to East Bluff Apartments is incorporated by reference to the Form 10-QSB dated June 30, 1994.

      10B            Contracts related to debt restructure:

                      a) Restated note dated July 1, 1993 between VMS Apartment Portfolio Associates Ltd. and the Federal Deposit Insurance Corporation related to Rivercrest Village is incorporated by reference to the Form 10-QSB dated June 30, 1994.

                      b) Modification of Security Agreement between Investors First-Staged Equity, L.P., VMS Apartment Portfolio Associates, Ltd., and the Federal Deposit Insurance Corporation dated July 1, 1993 related to Rivercrest Village is incorporated by reference to the Form 10-QSB dated June 30, 1994.

   10C                Contracts related to debt restructure:

                      a) Restated note dated July 1, 1993 between VMS Apartment Portfolio Associates Ltd. and the Federal Deposit Insurance Corporation related to Richardson Highlands is incorporated by reference to the Form 10-QSB dated June 30, 1994.

                      b) Modification of Security Agreement between Investors First-Staged Equity, L.P., VMS Apartment Portfolio Associates, Ltd., and the Federal Deposit Insurance Corporation dated July 1, 1993 related to Richardson Highlands is incorporated by reference to the Form 10-QSB dated June 30, 1994.

   27                 Financial Data Schedule