Form 10QSB
period 1996-03-31
INVESTORS FIRST STAGED EQUITY L P
filed 1996-05-10
CIK 768834

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


                  For the quarterly period ended March 31, 1996

                                       or

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

ITEM 1.  FINANCIAL STATEMENTS

a)                     INVESTORS FIRST-STAGED EQUITY L.P.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                                   (Unaudited)

                                 March 31, 1996

 Assets
   Cash and cash equivalents:
      Unrestricted                                                $  3,471
      Restricted-tenant security deposits                              406
   Accounts receivable, net of allowance
      for doubtful accounts of $202                                    200
   Note receivable                                                     150
   Escrows for taxes and insurance                                     209
   Restricted escrows                                                  453
   Other assets                                                        260
   Investment properties:
      Land                                          $  9,088
      Buildings and related improvements              41,866

                                                      50,954
   Less accumulated depreciation                     (22,779)       28,175

                                                                  $ 33,324

 Liabilities and Partners' Deficit
 Liabilities
   Accounts payable                                               $     45
   Accrued interest                                                  2,822
   Tenant security deposits                                            401
   Accrued property taxes                                               23
   Other liabilities                                                   613
   Advances from affiliates of the
      General Partner                                                  821
   Mortgage notes payable, including
      $22,405 in default                                            45,754

 Partners' Deficit
   General partners                                 $   (353)
   Limited partners (16,267 units
      issued and outstanding)                        (16,802)      (17,155)

                                                                  $ 33,324

           See Accompanying Notes to Consolidated Financial Statements

b)                     INVESTORS FIRST-STAGED EQUITY L.P.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                      1996           1995
 Revenues:
   Rental income                                    $  1,829      $  1,935
   Other income                                           60            64
      Total revenues                                   1,889         1,999

 Expenses:
   Operating                                             330           390
   General and administrative                             54            82
   Property management fees                               98           117
   Maintenance                                           169           239
   Depreciation                                          473           500
   Interest                                              869         1,027
   Property taxes                                        119           110
      Total expenses                                   2,112         2,465

 Loss on disposition of investment
   property                                               --           (78)

   Net loss                                         $   (223)     $   (544)

 Net loss allocated to general partners             $     (2)     $     (5)
 Net loss allocated to limited partners                 (221)         (539)

                                                    $   (223)     $   (544)

 Net loss per limited partnership unit              $ (13.59)     $ (33.12)

           See Accompanying Notes to Consolidated Financial Statements



c)                     INVESTORS FIRST-STAGED EQUITY L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)
                                   (Unaudited)



                                   Limited
                                 Partnership    General      Limited
                                    Units      Partners      Partners       Total
 Partners' deficit at
    December 31, 1995               16,267     $   (351)   $  (16,581)  $  (16,932)

 Net loss for the three months
    ended March 31, 1996                --           (2)         (221)        (223)

 Partners' deficit at
    March 31, 1996                  16,267     $   (353)   $  (16,802)  $  (17,155)

           See Accompanying Notes to Consolidated Financial Statements


d)                     INVESTORS FIRST-STAGED EQUITY L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)



                                                               Three Months Ended
                                                                    March 31,
                                                                1996        1995
 Cash flows from operating activities:
    Net loss                                                $   (223)    $  (544)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Depreciation                                              473         500
       Amortization of loan costs and leasing commissions         11          25
       Loss on disposition of investment property                 --          78
       Change in accounts:
         Restricted cash                                         (68)         (7)
         Note receivable                                          10           8
         Accounts receivable                                     (41)        (71)
         Escrows for taxes and insurance                         317         (26)
         Other assets                                            (82)        (27)
         Accounts payable                                        (50)        (20)
         Accrued interest                                        497         343
         Tenant security deposit liabilities                      (5)         (6)
         Accrued taxes                                            23          61
         Other liabilities                                         5          71

            Net cash provided by operating activities            867         385

 Cash flows from investing activities:
    Property improvements and replacements                       (22)       (118)
    Deposits to restricted escrows                               (13)        (13)

            Net cash used in investing activities                (35)       (131)

 Cash flows from financing activities:
    Payments on mortgage notes payable                          (168)        (69)

            Net cash used in financing activities               (168)        (69)

 Net increase in cash and cash equivalents                       664         185

 Cash and cash equivalents at beginning of period              2,807       1,899

 Cash and cash equivalents at end of period                 $  3,471     $  2,084

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                  $    356     $    676


           See Accompanying Notes to Consolidated Financial Statements


e)                     INVESTORS FIRST-STAGED EQUITY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

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

   The Partnership's properties historically experienced operating deficits after debt service payments. As a means of funding the Partnership's deficits, the Partnership previously drew upon working capital reserves which were exhausted as of December 31, 1989, and had taken cash advances from affiliates of the General Partner. The General Partner and affiliates are not obligated to and do not intend to further fund any such cash flow deficits. In addition, the partners deficit at March 31, 1996, was $17,155,000. Also, since December 31, 1989, the Partnership has typically deferred repayment of these advances and other accrued expenses with the consent of the General Partner and its affiliates. During 1994, the General Partner and its affiliates assigned a portion of the advances to an affiliate of Insignia Financial Group, Inc.("Insignia"). The willingness of the affiliates of the General Partner and other related parties to continue to defer repayment of the advances could adversely affect the Partnership's financial condition.

Note B - Going Concern - continued

   In addition, the General Partner and its affiliates have incurred serious financial difficulties that may affect the ability of the General Partner to function in that capacity. The administration and management of the Partnership is dependent on the General Partner and its affiliates. The pending replacement of the General Partner as discussed in "Note D" will not necessarily have a positive impact on the financial condition of the Partnership.

   Due to cash flow deficiencies at Rivercrest Village Apartments and Richardson Highlands Apartments, the Partnership stopped making the required monthly payments on the second mortgage loans for these properties in October 1990 and September 1991, respectively. The Registrant negotiated with the subordinate debt holder for Rivercrest Village and Richardson Highlands and finalized a debt restructure on June 22, 1994. The Partnership is in default of certain provisions of these restructured subordinate loans due to the failure to make the required debt service payments of surplus cash amounts as provided by The Department of Housing and Urban Development ("HUD") Regulatory Agreement. Due to the default, management could be forced to relinquish the related properties to the debt holder in satisfaction of the obligations.

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

Note C - Legal Proceedings

   Certain affiliates of the Partnership, including the General Partner and certain officers and directors of such affiliates are parties to certain pending legal proceedings. The adverse outcome of any one or more legal proceedings against these affiliates who provide financial support or services to the Partnership could have a materially adverse effect on the present and future operations of the Partnership. However, the inclusion of this discussion is not intended as a representation by the Partnership that any particular proceeding is material. There can be no assurance as to the outcome of any of these legal proceedings.

Note D - Transactions with Affiliates and Related Parties

   The Partnership has no employees and is dependent on the General Partner or its affiliates for the management and administration of all partnership activities. The General Partner or its affiliates may be reimbursed for direct expenses relating to the Partnership's administration and other costs charged on behalf of the Partnership. The General Partner or its affiliates received approximately $1,000 in the first three months of 1996 as reimbursement of such advances and out-of-pocket expenses. No reimbursements were made during the first quarter of 1995.

   Pursuant to an agreement dated July 14, 1994, a transaction is pending in which the current General Partner would be replaced by MAERIL, Inc., an affiliate of Insignia. The substitution of MAERIL, Inc. as the General Partner is expected, but there is no assurance that the transaction will be consummated.


   The Partnership has engaged affiliates of Insignia to provide day-to-day management of the Partnership's properties. These affiliates received approximately $98,000 and $117,000 of such fees for the three months ended March 31, 1996 and 1995, respectively. An affiliate of Insignia also provided partnership administration and management services for the Partnership. Reimbursements for direct expenses relating to these services totaled approximately $36,000 for the three months ended March 31, 1996, and $60,000 for the three months ended March 31, 1995. Of these reimbursements, approximately $513,000 remains unpaid at March 31, 1996, and is included in other liabilities.

Note E - Sale of Property

   On December 12, 1995, Serramonte Plaza, Ltd. sold a building at Serramonte Plaza to an unaffiliated party for approximately $6,000,000. This building, the Breuner building, had a net book value of approximately $2,592,000. The Partnership received net proceeds of $5,670,000 after payment of closing costs. Note E - Sale of Property (continued)

The gain on the sale was approximately $3,078,000 and was allocated to the partners in accordance with the Restated Limited Partnership Agreement. Approximately $3,861,000 of the proceeds were applied to the mortgage note payable and $1,500,000 of the proceeds were used to repay General Partner advances.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy for these properties for the three months ended March 31, 1996 and 1995:

                                                       Average
                                                      Occupancy

                                                  1996         1995

 Rivercrest Village Apartments
    Sacramento, California                         93%          96%

 Richardson Highlands Apartments
    Marin City, California                         97%          94%

 Serramonte Plaza
    Daly City, California                          90%          91%


   The decrease in occupancy at Rivercrest Village Apartments was primarily due to college students vacating the property during the semester break. The occupancy increase at Richardson Highlands was due to overall improved market conditions since March 1995.

   The Partnership realized a net loss of $223,000 for the three months ended March 31, 1996, compared to a net loss of $544,000 for the three months ended March 31, 1995.

   The decrease in total expenses for the three months ended March 31, 1996, compared to the three months ended March 31, 1995, was primarily due to decreases in operating, general and administrative, property management fees, maintenance, and interest expense. Operating expenses decreased due to decreases of approximately $15,000 at Richardson Highlands resulted from decreased training and travel expenses and other various administrative and marketing expenses. Rivercrest Village also experienced decreases in operating expenses of approximately $11,000 primarily due to decreases in salary expense as a result of the elimination of the maintenance supervisor position and decreases in advertising and other marketing expenses. Additionally, Serramonte Plaza experienced a reduction of approximately $18,000 in operating expenses as a result of the sale of the Breuner building ("Note E" of the Notes to Consolidated Financial Statements). General and administrative expenses decreased for the three months ended March 31, 1996, primarily due to decreases in expense reimbursements resulting from lower administrative costs. The decrease in property management fees for the first quarter of 1996 was due to the reduction in rental revenues of Serramonte Plaza resulting from the sale of the Breuner building. Maintenance expenses decreased for the first quarter of 1996 compared to the first quarter of 1995 as a result of declines in maintenance costs at both Serramonte Plaza and Richardson Highlands. The reduction in maintenance expenses at Serramonte Plaza was directly related to the sale of the Breuner building. The decrease in maintenance expenses at Richardson Highlands was primarily due to a decrease in roof and pool repairs for the quarter ended March 31, 1996. Interest expense decreased for the quarter ended March 31, 1996, as a result of the payment of approximately $3,860,000 towards the principal balance of the Serramonte Plaza mortgage note. The payment was made from the sales proceeds from the sale of the Breuner building.

   The loss on disposal of property for the three months ended March 31, 1995, related to roof replacements at Richardson Highlands.

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

Liquidity and Capital Resources

   The Partnership held unrestricted cash of $3,471,000 at March 31, 1996, compared to unrestricted cash of $2,084,000 at March 31, 1995. Net cash provided by operating activities increased primarily due to an approximate $320,000 reduction in mortgage interest payments during 1996, reduced operating and maintenance expenses, and the receipt of tax and insurance escrows related to the Breuner building sale in late 1995. Net cash used in investing activities decreased due to reductions in property improvements and replacements after the significant additions in the prior year. Net cash used in financing activities increased due to increased payments on mortgage notes resulting from the application of approximately $113,000 in funds held in a tax escrow at the time of the Breuner building sale to mortgage principal.

   The consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described below, however, such uncertainties raise substantial doubt about the Partnership's ability to continue as a going concern.

   The Partnership's properties historically experienced operating deficits after debt service payments. As a means of funding the Partnership's deficits, the Partnership previously drew upon working capital reserves which were exhausted as of December 31, 1989, and had taken cash advances from affiliates of the General Partner. The General Partner and affiliates are not obligated to and do not intend to fund any further such cash flow deficits. In addition, the partners' deficit at March 31, 1996, was $17,155,000. Also, since December 31, 1989, the Partnership has typically deferred repayment of these advances and other accrued expenses with the consent of the General Partner and its affiliates. During 1994, the General Partner and its affiliates assigned a portion of the advances to an affiliate of Insignia Financial Group, Inc. ("Insignia"). The willingness of the General Partner and its affiliates to continue to defer repayment of these amounts could adversely affect the Partnership's financial condition.

   Due to cash flow deficiencies at Rivercrest Village Apartments and Richardson Highlands Apartments, the Partnership stopped making the required monthly payments on the second mortgage loans for these properties in October 1990 and September 1991, respectively. The Registrant negotiated with the subordinate debt holder for Rivercrest Village and Richardson Highlands and finalized a debt restructure on June 22, 1994. The Partnership is in default of certain provisions of these restructured subordinate loans. Due to the default, the Partnership could be forced to relinquish the related properties to the debt holder in satisfaction of the obligations.

   The Partnership, VMS Realty Management, Inc. and The Department of Housing and Urban Development ("HUD") are engaged in discussions covering the appropriateness of certain Richardson Highlands and Rivercrest Village disbursements totalling approximately $2,168,000 and $1,608,000, respectively, made during the years 1987 through 1991. The parties are attempting to resolve this issue, but the ultimate outcome cannot presently be determined. The General Partner is vigorously defending its past actions and does not believe the eventual outcome of these discussions will have a material adverse effect on the operations of the Partnership. Given the General Partner's beliefs and the uncertainty regarding the eventual resolution of the amounts in question, the responsible parties and their ability to make repayment if deemed necessary, no adjustment has been made to the Partnership's financial statements concerning this matter.

Recent Developments - VMS Realty Partners and Affiliates

   There have been no material developments or changes from Recent Developments
- - VMS Realty Partners and Affiliates disclosed in "Part I, Item 1" of the Partnership's report on Form 10-KSB for the year ended December 31, 1995.


                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

There have been no new material developments or changes from "Part I, Item 3" of the Partnership's report on the Form 10-KSB for the year ended December 31, 1995.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Partnership did not submit any matter to a vote of its holders of Limited Partnership Interests during the three months ended March 31, 1996.





ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b)  Reports on Form 8-K:

            None filed during the quarter ended March 31, 1996.


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




                INVESTORS FIRST-STAGED EQUITY L.P.
                (Registrant)



                           By:   VMS Realty Investment II,
                                 General Partner

                           By:   JAS Realty Corporation


Date:  May 10, 1995        By:   /s/ Joel A. Stone
                                 Joel A. Stone
                                 President



Date: May 10, 1995         By:   /s/ Thomas A. Gatti
                                 Thomas A. Gatti, Senior Vice-President
                                 and Principal Accounting Officer