Form 10QSB
period 1996-06-30
INVESTORS FIRST STAGED EQUITY L P
filed 1996-08-14
CIK 768834

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


                  For the quarterly period ended June 30, 1996

                                       or

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

                                  June 30, 1996

 Assets
   Cash and cash equivalents:
      Unrestricted                                                $  3,333
      Restricted-tenant security deposits                              404
   Accounts receivable, net of allowance
      for doubtful accounts of $202                                    205
   Note receivable                                                     140
   Escrows for taxes and insurance                                     137
   Restricted escrows                                                1,007
   Other assets                                                        669
   Investment properties:
      Land                                          $  9,088
      Buildings and related improvements              41,941
                                                      51,029
   Less accumulated depreciation                     (23,255)       27,774
                                                                  $ 33,669


 Liabilities and Partners' Deficit
 Liabilities
   Accounts payable                                               $     68
   Accrued interest                                                  2,910
   Tenant security deposits                                            400
   Other liabilities                                                   114
   Advances from affiliates of the
      General Partner                                                  823
   Mortgage notes payable, including
      $22,405 in default                                            47,054

 Partners' Deficit
   General partners                                 $   (359)
   Limited partners (16,267 units
      issued and outstanding)                        (17,341)      (17,700)
                                                                  $ 33,669

           See Accompanying Notes to Consolidated Financial Statements


b)                     INVESTORS FIRST-STAGED EQUITY L.P.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                   (Unaudited)


                                        Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                        1996          1995         1996       1995
 Revenues:
   Rental income                     $  1,703      $  1,818      $  3,532   $ 3,753
   Other income                            68           117           128       181
      Total revenues                    1,771         1,935         3,660     3,934

 Expenses:
   Operating                              531           537           959     1,043
   General and administrative              94            88           148       171
   Maintenance                            223           123           392       362
   Depreciation                           476           505           949     1,005
   Interest                               889         1,055         1,758     2,082
   Property taxes                         103            94           222       204
      Total expenses                    2,316         2,402         4,428     4,867

 Loss on disposition of
 investment property                       --            --            --       (78)

   Net loss                          $   (545)     $  (467)      $   (768)  $(1,011)

 Net loss allocated to
   general partners (1%)             $     (5)     $    (5)      $     (8)  $   (10)

 Net loss allocated to
   limited partners(99%)                 (540)        (462)          (760)   (1,001)

                                     $   (545)     $  (467)      $   (768)  $(1,011)

 Net loss per limited
   partnership unit                  $ (33.20)     $(28.40)      $ (46.72)  $(61.52)


           See Accompanying Notes to Consolidated Financial Statements

c)                     INVESTORS FIRST-STAGED EQUITY L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)
                                   (Unaudited)

                                   Limited
                                 Partnership    General      Limited
                                    Units      Partners      Partners       Total
 Partners' deficit at
    December 31, 1995               16,267     $   (351)  $  (16,581)  $  (16,932)

 Net loss for the six months
    ended June 30, 1996                 --           (8)        (760)        (768)

 Partners' deficit at
    June 30, 1996                   16,267    $    (359)  $  (17,341)  $  (17,700)

           See Accompanying Notes to Consolidated Financial Statements

d)                     INVESTORS FIRST-STAGED EQUITY L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                Six Months Ended
                                                                    June 30,
                                                                1996        1995
 Cash flows from operating activities:
    Net loss                                                $   (768)   $ (1,011)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Depreciation                                              949       1,005
       Amortization of loan costs and leasing commissions         22          58
       Loss on disposition of investment property                 --          78
       Change in accounts:
         Restricted cash                                         (66)        (56)
         Note receivable                                          19           4
         Accounts receivable                                     (46)        (53)
         Escrows for taxes and insurance                         389          45
         Other assets                                           (151)        (69)
         Accounts payable                                        (27)          8
         Accrued interest                                        585         684
         Tenant security deposit liabilities                      (6)        (13)
         Other liabilities                                      (493)         82

            Net cash provided by operating activities            407         762

 Cash flows from investing activities:
    Property improvements and replacements                       (97)       (274)
    Receipts from restricted escrows                               4          71
    Deposits to restricted escrows                              (570)        (25)

            Net cash used in investing activities               (663)       (228)

 Cash flows from financing activities:
    Payment of loan costs                                       (350)         --
    Payments on mortgage notes payable                          (291)       (140)
    Repayment of mortgage note payable                       (10,577)         --
    Proceeds from refinance of mortgage                       12,000          --
            Net cash provided by (used in)
                financing activities                             782        (140)

 Net increase in cash and cash equivalents                       526         394

 Cash and cash equivalents at beginning of period              2,807       1,899

 Cash and cash equivalents at end of period                 $  3,333    $  2,293

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                  $  1,142    $  1,351

           See Accompanying Notes to Consolidated Financial Statements

e)                     INVESTORS FIRST-STAGED EQUITY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

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

   The Partnership's properties historically experienced operating deficits after debt service payments. As a means of funding the Partnership's deficits, the Partnership previously drew upon working capital reserves, which were exhausted as of December 31, 1989, and had taken cash advances from affiliates of the General Partner. The General Partner and affiliates are not obligated to and do not intend to further fund any such cash flow deficits. In addition, the partners deficit at June 30, 1996, was $17,700,000. Also, since December 31, 1989, the Partnership has typically deferred repayment of these advances and other accrued expenses with the consent of the General Partner and its affiliates. During 1994, the General Partner and its affiliates assigned a portion of the advances to an affiliate of Insignia Financial Group, Inc.("Insignia"). The willingness of the affiliates of the General Partner and other related parties to continue to defer repayment of the advances could adversely affect the Partnership's financial condition.

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

   Due to cash flow deficiencies at Rivercrest Village Apartments and Richardson Highlands Apartments, the Partnership stopped making the required monthly payments on the second mortgage loans for these properties in October 1990 and September 1991, respectively. The Registrant negotiated with the subordinate debt holder for Rivercrest Village and Richardson Highlands and finalized a debt restructure on June 22, 1994. The Partnership is in default of certain provisions of these restructured subordinate loans due to the failure to make the required debt service payments of surplus cash amounts as provided by The Department of Housing and Urban Development ("HUD") Regulatory Agreement. The failure to make such payments is due to the disbursements questioned by HUD as discussed below. Sub-tier partnerships, which are consolidated by the Partnership, own direct title to the Rivercrest and Richardson properties. The partnership interests in these sub-tier partnerships are pledged as collaterial under the terms of the security agreements for the second mortgage loans. Subsequent to June 30, 1996, the Partnership received default notices from the subordinated debt holders which indicated the debt holder's intentions to pursue its available remedies under the security agreement if the defaults were not cured. Such remedies include proceeding with a foreclosure on the partnership interests securing the second mortgage loans. Such an action would effectively force the Partnership to relinquish the related properties to the debt holder. Currently, the General Partner is negotiating a default cure with the subordinated debt holder, however, there can be no assurances that such efforts will prove successful.

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

Note D - Transactions with Affiliates and Related Parties

   The Partnership has no employees and is dependent on the General Partner or its affiliates for the management and administration of all partnership activities. The General Partner or its affiliates may be reimbursed for direct expenses relating to the Partnership's administration and other costs charged on behalf of the Partnership. The General Partner or its affiliates received approximately $1,000 in the first six months of 1996 as reimbursement of such advances and out-of-pocket expenses. No reimbursements were paid during the first six months of 1995.

   Pursuant to an agreement dated July 14, 1994, a transaction is pending in which the current General Partner would be replaced by MAERIL, Inc., an affiliate of Insignia. The substitution of MAERIL, Inc. as the General Partner is expected, but there is no assurance that the transaction will be consummated.

   The Partnership has engaged affiliates of Insignia to provide day-to-day management of the Partnership's properties. These affiliates received approximately $193,000 and $233,000 of management fees for such services for the six months ended June 30, 1996 and 1995, respectively. An affiliate of Insignia also provided partnership administration and management services for the Partnership. Reimbursements for direct expenses relating to these services totaled $72,000 for the six months ended June 30, 1996, and $121,000 for the six months ended June 30, 1995. Approximately $549,000 was paid during the second quarter of 1996 for accrued expense reimbursements which had been accrued and included in other liabilities.

Note E - Sale of Property

   On December 12, 1995, Serramonte Plaza, Ltd. sold a building at Serramonte Plaza to an unaffiliated party for approximately $6,000,000. This building, the Breuner building, had a net book value of $2,592,000. The Partnership received net proceeds of $5,670,000 after payment of closing costs. The gain on the sale was $3,078,000 and was allocated to the partners in accordance with the Restated Limited Partnership Agreement. Approximately $3,861,000 of the proceeds were applied to the mortgage note payable and $1,500,000 of the proceeds were used to repay advances from the General Partner.

Note F - Refinancing of Serramonte Plaza Mortgage

   The Serramonte Plaza first mortgage matured in November 1995. Prior to maturity, a 30 day extension was granted during which time an additional monthly payment was made. On December 15, 1995, the debt was purchased by ALI, INC. ("ALI") with an additional extension being granted through March 22, 1996. A payment of $3,861,000 was made in conjunction with the sale of the Bruener building at Serramonte Plaza as discussed in "Note E" of the Notes to Consolidated Financial Statements.

   On June 28, 1996, the first mortgage note was refinanced by Lehman Brothers Holdings, Inc. ("LBHI") with the outstanding principal balance being increased to $12,000,000. The old mortgage note in the amount of $10,577,000 was repaid from loan proceeds received from the refinancing. The new mortgage note matures on June 28, 1999, and requires monthly interest-only payments. The interest rate is a variable rate equal to the sum of the greater of LIBOR or 3.75% plus 5.0%, or, from and after the date that Insignia or any other entity under common control with Insignia acquires the general partnership interest of VMS Realty Investment II in the Partnership, the sum of the greator of LIBOR or 4.625% plus 4.125%. Also, commencing on the fifteenth day of July, 1996, and continuing on the fifteenth day of each calendar month thereafter until the new mortgage is paid in full, one hundred percent of the Excess Cash Flow for the calendar month immediately preceding the payment due date shall be paid to LBHI and applied in reduction of the then outstanding principal balance.
On the maturity date, in addition to all other sums, including, without limitation, all principal, interest and other amounts now or hereafter owed, additional interest equal to $1,680,000 is owed to the lender and becomes a part of the indebtedness.

   Under the terms of the new mortgage, a capital reserve escrow account in the amount of $500,000 was required by LBHI to fund any capital improvements needed at the property. In addition, a mechanics'-lien escrow in the amount of $45,000 was required by LBHI relating to tenant litigation.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy for these properties for the six months ended June 30, 1996 and 1995:


                                                  Average Occupancy
                                                  1996         1995

 Rivercrest Village Apartments
    Sacramento, California                         89%          94%

 Richardson Highlands Apartments
    Marin City, California                         98%          94%

 Serramonte Plaza
    Daly City, California                          93%          92%


   The decrease in occupancy at Rivercrest Village Apartments was primarily due to college students vacating the property during the semester break. The occupancy increase at Richardson Highlands was due to overall improved market conditions and increases in the level of qualified applicants visiting the property since June 1995.

   The Partnership realized a net loss of $768,000 for the six months ended June 30, 1996, compared to a net loss of $1,011,000 for the six months ended June 30, 1995. The Partnership realized a net loss of $545,000 for the three months ended June 30, 1996, compared to a net loss of $467,000 for the three months ended June 30, 1995.

   The decrease in other income for the three and six months ended June 30, 1996, compared to the three and six months ended June 30, 1995, was due primarily to decreases in deposit forfeitures and late charges at Serramonte Plaza and decreases in application fees at Rivercrest Village.

   The decrease in total expenses for the six months ended June 30, 1996, compared to the six months ended June 30, 1995, was primarily due to decreases in operating, general and administrative and interest expenses. Operating expenses decreased due to decreases in management fees, utilities, amortization and insurance expense. Management fees, which are based on revenues, decreased due to decreases in revenues at Serramonte Plaza and Rivercrest Village. The decrease in amortization expense was due to several lease commissions being fully amortized in 1995. Utilities and insurance expense decreased primarily due to the sale of the Bruener building at Serramonte Plaza in 1995 (see "Note E" of the Notes to Consolidated Financials). General and administrative expenses decreased for the six months ended June 30, 1996, primarily due to decreases in expense reimbursements resulting from lower administrative costs since June 1995. This decrease was partially offset by increases in legal costs at Serramonte Plaza relating to tenant litigation issues regarding collections of past due rents. Interest expense decreased for both the three and six months ended June 30, 1996, as a result of the payment of approximately $3,860,000 towards the principal balance of the Serramonte Plaza mortgage note at the end of 1995. The payment was made from sales proceeds received on the sale of the Breuner building. The decrease in interest expense for the three months ended June 30, 1996, was offset slightly by an increase in maintenance expense. The increase in maintenance expense for the three months ended June 30, 1996, was primarily due to increases in exterior building improvements and painting projects during the second quarter of 1996 at Richardson Highlands.

   The loss on disposal of property for the six months ended June 30, 1995, related to roof replacements at Richardson Highlands.

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

Liquidity and Capital Resources

   The Partnership held unrestricted cash of $3,333,000 at June 30, 1996, compared to unrestricted cash of $2,293,000 at June 30, 1995. Net cash provided by operating activities decreased primarily due to the payment of approximately $549,000 of accrued expense reimbursements to affiliates of Insignia, included in other liabilities, during the second quarter of 1996. These expense reimbursements had been accrued from January 1994 to the date of payment. This increase was slightly offset by decreased operating and interest expenses and the receipt of tax and insurance escrows related to the Breuner building sale in late 1995 (See "Note E" of the Notes to Consolidated Financial Statements). Net cash used in investing activities increased due to required deposits of $545,000 to restricted escrows related to the refinancing of the Serramonte Plaza mortgage (See "Note F" of the Notes to Consolidated Financial Statements), offset slightly by reductions in property improvements and replacements after significant additions in the prior year. Net cash provided by financing activities increased due to net proceeds received from the refinancing of the Serramonte Plaza mortgage during the second quarter of 1996. Loan costs of $350,000 relating to the refinancing of the Serramonte Plaza mortgage were paid during the second quarter of 1996.

   The consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described below, however, such uncertainties raise substantial doubt about the Partnership's ability to continue as a going concern.

   The Partnership's properties historically experienced operating deficits after debt service payments. As a means of funding the Partnership's deficits, the Partnership previously drew upon working capital reserves, which were exhausted as of December 31, 1989, and had taken cash advances from affiliates of the General Partner. The General Partner and affiliates are not obligated to and do not intend to fund any further such cash flow deficits. In addition, the partners' deficit at June 30, 1996, was $17,700,000. Also, since December 31, 1989, the Partnership has typically deferred repayment of these advances and other accrued expenses with the consent of the General Partner and its affiliates. During 1994, the General Partner and its affiliates assigned a portion of the advances to an affiliate of Insignia Financial Group, Inc. ("Insignia"). The willingness of the General Partner and its affiliates to continue to defer repayment of these amounts could adversely affect the Partnership's financial condition.

   Due to cash flow deficiencies at Rivercrest Village Apartments and Richardson Highlands Apartments, the Partnership stopped making the required monthly payments on the second mortgage loans for these properties in October 1990 and September 1991, respectively. The Registrant negotiated with the subordinate debt holder for Rivercrest Village and Richardson Highlands and finalized a debt restructure on June 22, 1994. The Partnership is in default of certain provisions of these restructured subordinate loans due to the failure to make the required debt service payments of surplus cash amounts as provided by The Department of Housing and Urban Development ("HUD") Regulatory Agreement. The failure to make such payments is due to the disbursements questioned by HUD as discussed below.

   The Partnership, VMS Realty Management, Inc. and HUD are engaged in discussions covering the appropriateness of certain Richardson Highlands and Rivercrest Village disbursements totalling approximately $2,168,000 and $1,608,000, respectively, made during the years 1987 through 1991. The parties are attempting to resolve this issue, but the ultimate outcome cannot presently be determined. The General Partner is vigorously defending its past actions and does not believe the eventual outcome of these discussions will have a material adverse effect on the operations of the Partnership. No adjustment has been made to the Partnership's financial statements concerning this matter given the General Partner's beliefs, the uncertainty regarding the eventual resolution of the amounts in question, and the responsible parties' ability to make repayment if deemed necessary.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Partnership did not submit any matter to a vote of its holders of Limited Partnership Interests during the three months ended June 30, 1996.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits:

            Exhibit 10d, Serramonte refinancing documents.

            The Partnership has requested copies of the closing documents for the refinancing of the Serramonte Plaza property but has not received these documents as of the date of this filing. The Partnership will file an amended 10-QSB to include these Exhibits when they are received.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b)  Reports on Form 8-K:

            None filed during the quarter ended June 30, 1996.


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




                               INVESTORS FIRST-STAGED EQUITY L.P.
                                       (Registrant)



                               By:  VMS Realty Investment II,
                                    General Partner



Date: August 14, 1996          By:  /s/Joel A. Stone
                                    Joel A. Stone
                                    President



Date: August 14, 1996          By:   /s/Thomas A. Gatti

                                     Thomas A. Gatti, Senior Vice-President
                                     and Principal Accounting Officer