Form 10QSB
period 1996-09-30
INVESTORS FIRST STAGED EQUITY L P
filed 1996-11-12
CIK 768834

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


              For the quarterly period ended September 30, 1996


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

ITEM 1.  FINANCIAL STATEMENTS


a)                    INVESTORS FIRST-STAGED EQUITY L.P.

                          CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                                 (Unaudited)
                              September 30, 1996


Assets
  Cash and cash equivalents:
     Unrestricted                                              $  2,160
     Restricted-tenant security deposits                            441
  Accounts receivable, net of allowance
     for doubtful accounts of $85                                    72
  Note receivable                                                   130
  Escrows for taxes and insurance                                   270
  Restricted escrows                                              1,025
  Other assets                                                      546
  Investment properties:
     Land                                         $  9,088
     Buildings and related improvements             41,984
                                                    51,072
     Less accumulated depreciation                 (23,733)      27,339

                                                               $ 31,983

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                             $     28
  Accrued interest                                                2,127
  Tenant security deposits                                          438
  Property taxes                                                    117
  Other liabilities                                                 128
  Advances from affiliates of the   General
    Partner                                                         825
  Mortgage notes payable, including
     $22,405 in default                                          46,837

Partners' Deficit
  General partner                                 $   (367)
  Limited partners (16,267 units
   issued and outstanding)                         (18,150)     (18,517)

                                                               $ 31,983

         See Accompanying Notes to Consolidated Financial Statements


b)                     INVESTORS FIRST-STAGED EQUITY L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                 (Unaudited)

                                         Three Months Ended       Nine Months Ended
                                            September 30,           September 30,
                                          1996         1995      1996           1995
Revenues:
Rental income                         $   1,648    $   1,896  $   5,180      $   5,649
Other income                                 92           69        220            250
    Total revenues                        1,740        1,965      5,400          5,899

Expenses:
Operating                                   529          534      1,488          1,570
General and administrative                   63           85        211            264
Maintenance                                 266          225        658            587
Depreciation                                478          506      1,427          1,510
Interest                                  1,104        1,043      2,862          3,125
Property taxes                              117          109        339            313
    Total expenses                        2,557        2,502      6,985          7,369

Loss on disposition of
  investment property                        --           --         --            (78)

 Net loss                             $    (817)   $    (537) $  (1,585)     $  (1,548)

Net loss allocated to
 general partners (1%)                $      (8)   $      (5) $     (16)     $     (15)

Net loss allocated to
 limited partners (99%)                    (809)        (532)    (1,569)        (1,533)

                                      $    (817)   $    (537) $  (1,585)     $  (1,548)

Net loss per limited
 partnership unit                     $  (49.73)   $  (32.70) $  (96.45)     $  (94.22)

                See Accompanying Notes to Consolidated Financial Statements

c)                           INVESTORS FIRST-STAGED EQUITY L.P.

                   CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)
                                        (Unaudited)

                                   Limited
                                 Partnership   General     Limited
                                     Units     Partners     Partners        Total
Partners' deficit at
  December 31, 1995                16,267     $   (351)   $   (16,581) $   (16,932)

Net loss for the nine months
  ended September 30, 1996             --          (16)        (1,569)      (1,585)

Partners' deficit at
  September 30, 1996               16,267     $   (367)    $  (18,150) $   (18,517)

                See Accompanying Notes to Consolidated Financial Statements

d)                           INVESTORS FIRST-STAGED EQUITY L.P.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)
                                        (Unaudited)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                    1996        1995
Cash flows from operating activities:
  Net loss                                                      $  (1,585)   $  (1,548)
   Adjustments to reconcile net loss
   to net cash (used in) provided by
   operating activities:
    Depreciation                                                    1,427        1,510
    Amortization of loan costs and leasing commissions                 64           86
    Loss on disposition of investment property                         --           78
    Change in accounts:
      Restricted cash                                                (103)        (116)
      Accounts receivable                                              87          (63)
      Notes receivable                                                 29           16
      Escrows for taxes and insurance                                 256         (109)
      Other assets                                                    (52)         (29)
      Accounts payable                                                (66)          22
      Accrued interest                                               (199)       1,030
      Tenant security deposit liabilities                              32          (27)
      Property taxes                                                  116          109
      Other liabilities                                              (476)         147

      Net cash (used in) provided by operating activities           (470)        1,106

Cash flows from investing activities:
  Property improvements and replacements                             (140)        (315)
  Receipts from restricted escrows                                      3           71
  Deposits to restricted escrows                                     (588)         (38)

      Net cash used in investing activities                          (725)        (282)

Cash flows from financing activities:
  Payment of loan costs                                              (368)          --
  Payments on mortgage notes payable                                 (507)        (211)
  Repayment of mortgage note payable                              (10,577)          --
  Proceeds from refinance of mortgage                              12,000           --

      Net cash provided by (used in) financing activities            548          (211)

Net (decrease) increase in cash and cash equivalents                 (647)         613

Cash and cash equivalents at beginning of period                    2,807        1,899

Cash and cash equivalents at end of period                      $   2,160    $   2,512

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $   2,817    $   2,024

            See Accompanying Notes to Consolidated Financial Statements


e)                    INVESTORS FIRST-STAGED EQUITY L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

  Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

NOTE B - GOING CONCERN

  The unaudited consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described below, however, such uncertainties raise substantial doubt about the Partnership's ability to continue as a going concern.

  The Partnership's properties historically experienced operating deficits after debt service payments. As a means of funding the Partnership's deficits, the Partnership previously drew upon working capital reserves, which were exhausted as of December 31, 1989, and had taken cash advances from affiliates of the General Partner. The General Partner and affiliates are not obligated to, and do not intend to, further fund any such cash flow deficits. In addition, the partners deficit at September 30, 1996, was $18,517,000. Also, since December 31, 1989, the Partnership has typically deferred repayment of these advances and other accrued expenses with the consent of the General Partner and its affiliates. During 1994, the General Partner and its affiliates assigned a portion of the advances to an affiliate of Insignia Financial Group, Inc.("Insignia"). The willingness of the affiliates of the General Partner and other related parties to continue to defer repayment of the advances could adversely affect the Partnership's financial condition.

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

NOTE B - GOING CONCERN (CONTINUED)

  Due to cash flow deficiencies at Rivercrest Village Apartments and Richardson Highlands Apartments, the Partnership stopped making the required monthly payments on the second mortgage loans for these properties in October 1990 and September 1991, respectively. The Registrant negotiated with the subordinate debt holder for Rivercrest Village and Richardson Highlands and finalized a debt restructure on June 22, 1994. During the third quarter, the Partnership was in default of certain provisions of the restructured subordinate loans (on both Richardson Highlands and Rivercrest Village) due to the failure to make the required debt service payments of surplus cash amounts as provided by The Department of Housing and Urban Development ("HUD") Regulatory Agreements. The failure to make such payments was due to the disbursements questioned by HUD as discussed below. Sub-tier partnerships, which are consolidated by the Partnership, own direct title to the Rivercrest and Richardson properties. The partnership interests in these sub-tier partnerships are pledged as collateral under the terms of the security agreements for the second mortgage loans.
During the third quarter, the Partnership received default notices from the subordinated debt holders which indicated the debt holder's intentions to pursue its available remedies under the security agreements if the defaults were not cured. Such remedies include proceeding with a foreclosure on the partnership interests securing the second mortgage loans. Such an action would effectively force the Partnership to relinquish the related properties to the debt holder.

  The General Partner negotiated a default cure with the subordinated debt holder on Rivercrest Village whereby the sub-tier partnership owning the property paid approximately $678,000 to the subordinated debt holder to bring the partnership current on its interest payments under the terms of the debt agreement which allows interest payments to be limited to the extent of Surplus Cash as determined under the HUD Regulatory Agreement. Accordingly, at the date of this filing, the Rivercrest Village default was cured.

  The General Partner is currently negotiating a final settlement with the subordinated debt holder on the Richardson Highlands default. The sub-tier partnership owning the Richardson property made a payment of approximately $662,000 for accrued interest to the subordinated debt holder during the third quarter, however, this payment was not adequate to cure the default. While the General Partner continues to negotiate for a settlement to cure the remaining default, there can be no assurance that this effort will prove successful.

  The Partnership, VMS Realty Management, Inc., and HUD are engaged in discussions covering the appropriateness of certain Richardson Highlands and Rivercrest Village disbursements totalling approximately $2,168,000 and $1,608,000, respectively, made during the years 1987 through 1991. The parties are attempting to resolve this issue, but the ultimate outcome cannot presently be determined. The General Partner is vigorously defending its past actions and does not believe the eventual outcome of these discussions will have a material adverse effect on the operations of the Partnership. Given the General Partner's beliefs and the uncertainty regarding the eventual resolution of the amounts in question, the responsible parties and their ability to make repayment if deemed necessary, no adjustment has been made to the Partnership's unaudited consolidated financial statements concerning this matter.

NOTE B - GOING CONCERN (CONTINUED)

  The unaudited consolidated financial statements do not include any adjustments relating to the recoverability of the recorded asset accounts or the amount of liabilities that might be necessary should the Partnership be unable to continue as a going concern.


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


NOTE D - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

  The Partnership has no employees and is dependent on the General Partner or its affiliates for the management and administration of all partnership activities. The General Partner or its affiliates may be reimbursed for direct expenses relating to the Partnership's administration and other costs charged on behalf of the Partnership. The General Partner or its affiliates received approximately $1,000 during the first nine months of 1996 as reimbursement of such advances and out of pocket expenses. No reimbursements were paid during the first nine months of 1995.

  Pursuant to an agreement dated July 14, 1994, a transaction is pending in which the current General Partner would be replaced by MAERIL, Inc., an affiliate of Insignia. The substitution of MAERIL, Inc. as the General Partner is expected, but there is no assurance that the transaction will be consummated.

  The Partnership has engaged affiliates of Insignia to provide day-to-day management of the Partnership's properties. These affiliates received approximately $283,000 and $346,000 of management fees for such services for the nine months ended September 30, 1996 and 1995, respectively. An affiliate of Insignia also provided partnership administration and management services for the Partnership. Reimbursements for direct expenses relating to these services totaled $108,000 for the nine months ended September 30, 1996, and $181,000 for the nine months ended September 30, 1995. Approximately $549,000 was paid during the second quarter of 1996 for accrued expense reimbursements which had been accruing since 1994 and were included in other liabilities. Approximately $36,000 remains unpaid and is included in other liabilities at September 30, 1996.

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

  On June 28, 1996, the first mortgage note was refinanced by Lehman Brothers Holdings, Inc. ("LBHI") with the outstanding principal balance being increased to $12,000,000. The old mortgage note in the amount of $10,577,000 was repaid from loan proceeds received from the refinancing. The new mortgage note matures on June 28, 1999, and requires monthly interest-only payments. The interest rate is a variable rate equal to the sum of the greater of LIBOR or 3.75% plus 5.0%, or, from and after the date that Insignia or any other entity under common control with Insignia acquires the general partnership interest of VMS Realty Investment II in the Partnership, the sum of the greator of LIBOR or 4.625% plus 4.125%. Also, commencing on the fifteenth day of July, 1996, and continuing on the fifteenth day of each calendar month thereafter until the new mortgage is paid in full, one hundred percent of the Excess Cash Flow for the calendar month immediately preceding the payment due date shall be paid to LBHI and applied in reduction of the then outstanding principal balance. As of September 30, 1996, approximately $164,000 of excess cash flow payments had been made and applied to the principal balance. On the maturity date, in addition to all other sums, including, without limitation, all principal, interest and other amounts now or hereafter owed, additional interest equal to $1,680,000 is owed to the lender and becomes a part of the indebtedness. This additional interest is being accrued over the term of the loan and increases the effective interest rate of the new debt to 15.99%.

  Under the terms of the new mortgage, a capital reserve escrow account in the amount of $500,000 was required by LBHI to fund any capital improvements needed at the property. In addition, a mechanic's-lien escrow in the amount of $45,000 was required by LBHI relating to tenant litigation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

  The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy for these properties for the nine months ended September 30, 1996 and 1995:

                                               Average Occupancy
                                               1996         1995

Richardson Highlands Apartments
     Marin City, California                     98%         95%

Rivercrest Village Apartments
     Sacramento, California                     89%         94%

Serramonte Plaza
     Daly City, California                      88%       93%


  The increase in occupancy at Richardson Highlands was due to overall improved market conditions and increases in the level of qualified applicants visiting the property since September 1995. The decrease in occupancy at Rivercrest Village was primarily due to college students vacating the property during the semester break for the summer. Occupancy has started to increase at Rivercrest Village as students have returned for the fall semester. The decrease in occupancy at Serramonte Plaza is primarily due to the move-out of a major tenant occupying approximately 21,000 square feet of the property. The tenants lease expired during the third quarter of 1996. The Partnership is pursuing the possible sale of the parcel containing this vacant space and has entered into a sale agreement contingent upon the potential buyer obtaining local governmental approval for the proposed redevelopment and consummating the sale after successful completion of his inspection period.

  The partnership realized a net loss of $1,585,000 for the nine months ended September 30, 1996, compared to a net loss of $1,548,000 for the nine months ended September 30, 1995. The Partnership realized a net loss of $817,000 for the three months ended September 30, 1996, compared to a net loss of $537,000 for the three months ended September 30, 1995.

  The decrease in rental income for the three months ended September 30, 1996, was due to the decline in occupancy at Rivercrest Village and Serramonte Plaza as discussed above. Other income decreased for the nine months ended September 30, 1996, primarily due to decreases in deposit forfeitures, late charges and other miscellaneous income at Serramonte Plaza. Other income increased for the three months ended September 30, 1996, due to increased interest income on tenant security deposits, application fees and laundry income at all properties.

  The decrease in general and administrative expenses for the three and nine months ended September 30, 1996, was primarily due to decreases in expense reimbursements. This decrease was partially offset by increases in legal costs at Serramonte Plaza relating to tenant litigation issues regarding collections
of past due rents.   Maintenance expense increased for the three and nine months ended September 30, 1996, primarily due to increases in exterior building improvements including roof repairs and painting projects at Richardson Highlands during the second and third quarters of 1996. The decrease in interest expense is due to the payment of approximately $3,860,000 towards the principal balance of the Serramonte Plaza mortgage in December of 1995.

  The loss on disposal of property for the nine months ended September 30, 1995, related to roof replacements at Richardson Highlands.

  As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to maintain such a plan.

LIQUIDITY AND CAPITAL RESOURCES

  The Partnership held unrestricted cash and cash equivalents of $2,160,000 at September 30, 1996, compared to unrestricted cash and cash equivalents of $2,512,000 at September 30, 1995. Net cash used in operating activities increased primarily due to the payment of approximately $549,000 of accrued expense reimbursements, included in other liabilities, to affiliates of Insignia during the second quarter of 1996. These expense reimbursements had been accrued from January 1994 to the date of payment. Additionally, net cash used in operating activities increased due to interest payments of approximately $1,300,000 relating to accrued interest on the second mortgages of Richardson Highlands and Rivercrest Village. These payments were slightly offset by decreased operating and interest expenses and the receipt of tax and insurance escrows related to the Bruener building sale in late 1995 (See "Note E" of the Notes to Consolidated Financial Statements). Net cash used in investing activities increased due to deposits of $545,000 to restricted escrows required by the refinancing of the Serramonte Plaza mortgage (See "Note F" of the Notes to Consolidated Financial Statements), offset by reductions in property improvements and replacements after significant additions during 1995. Net cash provided by financing activities increased due to net proceeds received from the refinancing of the Serramonte Plaza mortgage during the second quarter of 1996. Loan costs of $368,000 relating to the Serramonte Plaza refinancing were paid during 1996.

  The consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described below, however, such uncertainties raise substantial doubt about the Partnership's ability to continue as a going concern.

  The Partnership's properties historically experienced operating deficits after debt service payments. As a means of funding the Partnership's deficits, the Partnership previously drew upon working capital reserves, which were exhausted as of December 31, 1989, and had taken cash advances from affiliates of the General Partner. The General Partner and affiliates are not obligated to, and do not intend to, fund any further such cash flow deficits. In addition, the partners' deficit at September 30, 1996, was $18,517,000. Also, since December 31, 1989, the Partnership has typically deferred repayment of these advances and other accrued expenses with the consent of the General Partner and its affiliates. During 1994, the General Partner and its affiliates assigned a portion of the advances to an affiliate of Insignia Financial Group, Inc. ("Insignia"). The willingness of the General Partner and its affiliates to continue to defer repayment of these amounts could adversely affect the Partnership's financial condition.

  Due to cash flow deficiencies at Rivercrest Village Apartments and Richardson Highlands Apartments, the Partnership stopped making the required monthly payments on the second mortgage loans for these properties in October 1990 and September 1991, respectively. The Registrant negotiated with the subordinated debt holder for Rivercrest Village and Richardson Highlands and finalized a debt restructure on June 22, 1994. During the third quarter, the Partnership was in default of certain provisions of these restructured subordinate loans due to the failure to make the required debt service payments of surplus cash amounts as provided by The Department of Housing and Urban Development ("HUD") Regulatory Agreements. The failure to make such payments was due to the disbursements questioned by HUD as discussed below. Sub-tier partnerships, which are consolidated by the Partnership, own direct title to the Rivercrest and Richardson properties. The partnership interests in these sub-tier partnerships are pledged as collaterial under the terms of the security agreements for the second mortgage loans. During the third quarter, the Partnership received default notices from the subordinated debt holders which indicated their intention to pursue their available remedies under the security agreements if the defaults were not cured. Such remedies include proceeding with a foreclosure on the partnership interests securing the second mortgage loans. Such an action would effectively force the Partnership to relinquish the related properties to the debt holder.

  The General Partner negotiated a default cure with the subordinated debt holder on Rivercrest Village whereby the sub-tier partnership owning the property paid approximately $678,000 to the subordinated debt holder to bring the partnership current on its interest payments under the terms of the debt agreement which allows interest payments to be limited to the extent of Surplus Cash as determined under the HUD Regulatory Agreement. Accordingly, at the date of this filing, the Rivercrest Village default was cured.

  The General Partner is currently negotiating a final settlement with the subordinated debt holder on the Richardson Highlands default. The sub-tier partnership owning the Richardson property made a payment of approximately $662,000 for accrued interest to the subordinated debt holder during the third quarter, however this payment was not adequate to cure the default. While the General Partner continues to negotiate for a settlement to cure the remaining default, there can be no assurance that this effort will prove successful.

  The Partnership, VMS Realty Management, Inc., and HUD are engaged in discussions covering the appropriations of certain Richardson Highlands and Rivercrest Village disbursements totalling approximately $2,168,000 and $1,608,000, respectively, made during the years 1987 through 1991. The parties are attempting to resolve this issue, but the ultimate outcome cannot presently be determined. The General Partner is vigorously defending its past actions and does not believe the eventual outcome of these discussions will have a material adverse effect on the operations of the Partnership. No adjustment has been made to the Partnership's financial statements concerning this matter given the General Partner's beliefs, the uncertainty regarding the eventual resolution of the amounts in question, and the responsible parties' ability to make repayment if deemed necessary.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no new material developments or changes from "Part I, Item 3" of the Partnership's report on the Form 10-KSB for the year ended December 31, 1995.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Partnership did not submit any matter to a vote of its holders of Limited Partnership Interests during the nine months ended September 30, 1996.




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


                              INVESTORS FIRST-STAGED EQUITY L.P.
                              (Registrant)



                              By:   VMS Realty Investment II,
                                    General Partner

                              By:   JAS Realty Corporation



Date: November 12, 1996       By:   /s/ Joel A. Stone
                                   Joel A. Stone
                                   President



Date: November 12, 1996       By:   /s/ Thomas A. Gatti
                                    Thomas A. Gatti, Senior Vice-President
                                    and Principal Accounting Officer

                              Date: November 12,1996