Form 10KSB
period 1996-12-31
INVESTORS FIRST STAGED EQUITY L P
filed 1997-03-28
CIK 768834

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)
                                  FORM 10-KSB

[X]  Annual Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934 [No Fee Required]

                 For the fiscal year ended December 31, 1996
                                      or
[ ]  Transition Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934 [No Fee Required]

                For the transition period.........to.........

                        Commission file number 0-14470

                      INVESTORS FIRST-STAGED EQUITY L.P.
                (Name of small business issuer in its charter)
     Delaware                                                   36-3310965
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

      630 Dundee Road, Suite 220
        Northbrook, Illinois                                     60062
(Address of principal executive offices)                        (Zip Code)

                   Issuer's telephone number (847) 562-4537

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

State issuer's revenues for its most recent fiscal year:  $7,363,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1996: Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.

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


RECENT DEVELOPMENTS - VMS REALTY PARTNERS AND AFFILIATES

PAST LIQUIDITY DIFFICULTIES

As previously reported, VMS Realty Partners, an affiliate of VMS Realty Investment, Ltd. ("VMSRIL"), and certain of its affiliates had experienced severe liquidity problems. Because of VMS Realty Partners' inability to resolve the liquidity problems affecting it and its affiliates, VMS Realty Partners had generally suspended making payments relating to operating assets of it and its affiliates, other than payments generally necessary to maintain the operation of such assets and changed the business of VMS Realty Partners and its affiliates, eliminating the acquisition and development of real estate assets. However, VMSRIL and each of its affiliates that serve as general partners of the Syndicated Partnerships, as defined below, continued and are continuing to perform their responsibilities as general partners. On November 18, 1993, VMS Realty Partners assigned (without change in terms, including compensation) its asset management responsibilities for the Syndicated Partnerships, other than VMS National Properties Joint Venture, to Strategic Realty Advisors ("SRA"), a real estate company with primary emphasis on asset management and property management. SRA is wholly owned by Joel A. Stone, who is the sole shareholder of one of the corporate partners of VMSRIL. In the case of a number of the Syndicated Partnerships, including the Partnership, SRA subsequently assigned
such responsibilities to an affiliate   of Insignia Financial Group, Inc.
("Insignia"), a fully integrated real estate service organization. See "Insignia and MAE." SRA has retained, and is performing, such asset management responsibilities for Syndicated Partnerships owning hotels. VMS Realty Partners had previously assigned its asset management responsibilities for VMS National Properties Joint Venture directly to an affiliate of Insignia. See "Insignia Transactions - Management". The "Syndicated Partnerships" are those partnerships, including the Partnership, of which VMSRIL, one of the VMS Principal Entities (as defined below), or an affiliate thereof, is the managing general partner (or a general partner of a general partner) and as to which limited partnership interests were sold to investors through syndications.

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

Each property owned by the Partnership, as well as the other Selected Syndicated Partnerships, is subject to one or more secured project loans. The terms of each loan require certain lender consents (including the FDIC and HUD) for a change in (i) the general partner of the owner of the Selected Syndicated Partnership, (ii) such general partner's general partner or (iii) the general partner of any subpartnership which directly owns that particular property. Although VMSRIL has attempted to obtain such consents with respect to all such loans, it has been unsuccessful in obtaining any consents, and, in many cases, VMSRIL has not received any response to its request; however, none of the lenders have expressly rejected the proposed substitution.


  1 An affiliate of MAE, as defined below, is the sole general partner in ISLP, and an Insignia affiliate holds the limited partnership interest.

  2"Selected Syndicated Partnerships" means, collectively, the VMS National Realty Partners I, VMS National Realty Partners II, Boca Glades Associates, Ltd., Boca West Shopping Center Associates, Ltd., Four Quarters Habitat Apartments Associates, Ltd., Hearthwood Associates, Investors First-Staged Equity, L.P., Kendall Townhome Investors, Ltd., Lynnhaven Associates, Merrifields Apartments, Mount Regis Associates II, Pasadena Office Park Associates, Prudential-Bache VMS Realty Associates L.P. I, Scarlett Oaks Apartment Associates, Ltd., VMS Investors First-Staged Equity L.P. II, Woodlawn Associates and Yorktown Towers Associates.

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

INSPECTOR GENERAL AUDIT

The Office of the Inspector General (OIG) for the Department of Housing and Urban Development (HUD) has completed an audit of the books and records of VMS Realty Management, Inc. relative to seven HUD projects which VMS Realty Management, Inc. managed from 1987 to 1991, the years which were the subject of the OIG audit. The OIG concluded that VMS Realty Management, Inc. did not comply with the terms and conditions for the HUD Regulatory Agreements and applicable HUD regulations and instructions relating to the financial and general management practices for six of the seven HUD projects reviewed. Specifically, the OIG audit concluded that VMS Management, Inc. inappropriately disbursed $6,366,000 from the projects' funds for partnership expenses from 1987 to 1991 when the projects were in a non-surplus cash position or lacked adequate surplus cash for the payments as the term "surplus cash" is defined pursuant to the HUD Regulatory Agreements. $3,776,000 of the $6,366,000 which the OIG has concluded to have been inappropriately disbursed in payment of partnership obligations relates to two projects in which the Partnership is a partner.
These inappropriate disbursements included payments for second mortgages, asset management fees, notes payable and other partnership expenses.

The OIG's Audit Report to HUD recommended that (1) the projects' owners reimburse $6,366,000 to the projects' accounts for the excess distributions and if the owners fail to comply, then HUD should initiate action for double damages remedy, (2) take action to debar VMS Realty Management, Inc. and the individuals which comprise it, and (3) require the appropriate HUD Regional/Field Offices to conduct reviews of the 13 remaining HUD projects which VMS Realty Management, Inc. previously managed which were not the subject of the OIG audit.

The Partnership, VMS Realty Mangement, Inc. and HUD entered into a Settlement Agreement dated December 9, 1996, related to the appropriateness of certain Richardson Highlands and Rivercrest Village disbursements totaling approximately $2,168,000 and $1,608,000, respectively, made during the years 1987 through 1991. The Settlement Agreement provided an aggregate payment of $550,000 to the Federal government, $391,000 of which was paid from available funds of Richardson Highlands and the remainder of the settlement payment of $159,000 was paid by entities other than the Partnership and its subpartnerships.

INSIGNIA AND MAE

Insignia is a publicly held fully integrated real estate service organization performing property management, asset management, investor services, partnership administration, mortgage banking, and real estate investment banking services for various ownership entities, including approximately 900 limited partnerships having approximately 360,000 limited partners. Based upon published industry surveys, Insignia is the largest manager of multifamily residential properties in the United States and is a significant manager of commercial property. Insignia commenced operations in December 1990 and since then has grown to provide property and/or asset management services for over 2,400 properties, which include approximately 260,000 residential units and approximately 110,000,000 square feet of commercial space, located in over 500 cities in 48 states.

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

Originally, MAE was formed to be the principal vehicle for acquiring interests in real property that would be managed or serviced by Insignia. MAE, directly or through subsidiaries, holds general partnership interests in approximately 500 partnerships, all of which have retained Insignia as manager for all or certain aspects of their operations. MAE has no other material assets and has no material cash flow. MAE has various liabilities associated with prior acquisitions, certain of which have been guaranteed or are joint obligations with Insignia or one or more of its subsidiaries.

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

Richardson Highlands          10/85    Fee ownership subject    Apartment
  Apartments                           to first and second      198 units
                                       mortgage

Serramonte Plaza              10/85    Fee ownership subject    Commercial complex
  Office Center                        to first mortgage        of 248,154 s.f.
                                                                located on approx.
                                                                21 acres


SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                           Gross
                          Carrying     Accumulated                         Federal
Property                   Value      Depreciation     Rate     Method    Tax Basis
Rivercrest Village                                    5-7 yrs   150% B
  Apartments             $18,025       $10,060       17-25 yrs    S/L    $ 5,722

Richardson Highlands                                  5-7 yrs   150% B
  Apartments              16,878         6,986       17-25 yrs    S/L      8,506

Serramonte Plaza                                      5-7 yrs
  Office Center           16,222         7,167       20-25 yrs    S/L      8,609
                         $51,125       $24,213                           $22,837

See "Note A" of the Consolidated Financial Statements included in "Item 7" for a description of the partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)

                          Principal                                      Principal
                         Balance At                                       Balance
                        December 31,   Interest    Period    Maturity      Due At
Property                    1996         Rate     Amortized    Date       Maturity
Rivercrest Village
 1st mortgage            $ 6,253         7.5%      40 yrs    12/01/18    $    48
 2nd mortgage             11,803        10.0%        (1)     01/15/00     11,803

Richardson Highlands
 1st mortgage              6,289         7.5%      41 yrs    11/01/19         48
 2nd mortgage             10,603        10.0%        (1)     01/15/00     10,603

Serramonte Plaza
 1st mortgage             11,767          (2)       3 yrs    06/28/99       (3)

      Total              $46,715

1) Interest only payments at a 7% rate are made to the extent of surplus cash, as defined in the HUD regulatory agreement.

2) The interest rate is a varibale rate equal to the sum of the greater of LIBOR or 3.75% plus 5.0%, or, from and after the date that Insignia or any other entity under common control with Insignia acquires the general partnership interest of VMS Realty Investment II in the Partnership, the sum of the greater of LIBOR or 4.625% plus 4.125%.

3) Dependent upon excess cash flow payments made during the note term.


In October 1990, the Partnership defaulted on the Richardson Highlands and Rivercrest Village subordinate notes payable (the second mortgage loans) due to the failure to make the required monthly debt service payments. The Partnership and the lender finalized an agreement on June 22, 1994, retroactive to July 1, 1993, to restructure the debt held on Richardson Highlands and Rivercrest Village. The junior lien mortgages were restructured to mature on January 15, 2000, and provide for a 10% interest rate (with a 7% pay rate), based on the "Agreed Valuation Amount",as defined in the restructure agreement. Interest payments are payable from surplus cash as provided by the HUD Regulatory Agreement. The Agreed Valuation Amounts for Richardson Highlands and Rivercrest Village are approximately $7,268,000 and $7,110,000, respectively. A Note Face Amount of $8,126,000 for Richardson Highlands and $8,417,000 for Rivercrest Village is payable if an event of default under the restructure agreements is uncured.

Prior to the restructuring of the loans, interest accrued under the terms of the original subordinate notes payable. This accrued interest of $1,732,000 for Richardson Highlands and $2,327,000 for Rivercrest Village was added to the carrying amount of the loans at the date of restructure. The debt restructurings were accounted for as a modification of terms in which total future cash payments under the restructured loans exceeded the carrying values of the loans as of the date of restructure. Consequently, the carrying amounts of the loans were not changed and no gains were recognized on the restructurings. Interest accrues at an effective interest rate of 6.14% for Richardson Highlands and 4.37% for Rivercrest Village to equate the present values of the total future cash payments under the new terms with the carrying amounts of the loans at the date of restructure.

During 1995 and 1996, the Partnership was in default of the provisions of these restructured subordinate loans as a result of not paying the scheduled interest payments. Subsequently, during the fourth quarter of 1996, the Partnership disbursed approximately $1,290,000 and $678,000 from available cash at Richardson Highlands and Rivercrest Village, respectively, which was applied to the accrued interest related to the subordinate notes payable. These payments effectively cured the default.

On June 28, 1996, the Serramonte first mortgage note was refinanced by Lehman Brothers Holdings, Inc. ("LBHI") with the outstanding principal balance being increased to $12,000,000. The old mortgage note in the amount of $10,577,000 was repaid from loan proceeds received from the refinancing. The new mortgage note matures on June 28, 1999, and requires monthly interest-only payments. The interest rate is a variable rate equal to the sum of the greater of LIBOR or 3.75% plus 5.0%, or, from and after the date that Insignia or any other entity under common control with Insignia acquires the general partnership interest of VMS Realty Investment II in the Partnership, the sum of the greater of LIBOR or 4.625% plus 4.125%. Also, commencing on the fifteenth day of July 1996, and continuing on the fifteenth day of each calendar month thereafter until the new mortgage is paid in full, one hundred percent of the Excess Cash Flow for the calendar month immediately preceding the payment due date shall be paid to LBHI
and applied in reduction of the then    outstanding principal balance.  As of
December 31, 1996, approximately $233,000 of excess cash flow payments had been made and applied to the principal balance. On the maturity date, in addition to all other sums, including, without limitation, all principal, interest and other amounts now or hereafter owed, additional interest equal to $1,680,000 is owed to the lender and becomes a part of the indebtedness. This additional interest is being accrued over the term of the loan and increases the effective interest rate of the new debt to approximately 15.00%.

Under the terms of the new mortgage, a capital reserve account in the amount of $500,000 was required by LBHI to fund any captial improvements needed at the property. In addition, a mechanic's-lien escrow in the amount of $45,000 was required by LBHI relating to tenant litigation.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                                     Average Annual                 Average
                                       Rental Rates                Occupancy

  Property                         1996             1995         1996       1995

Rivercrest Village            $ 7,355/unit    $ 7,194/unit        91%        94%
Richardson Highlands          $11,886/unit    $11,511/unit        98%        95%
Serramonte Plaza              $11.39/sq.ft.   $ 9.13/sq.ft.       88%        93%



The decrease in occupancy at Serramonte Plaza is primarily due to the move-out of a major tenant occupying approximately 21,000 square feet of the property. The tenant's lease expired during July of 1996. The Partnership is pursuing the possible sale of the parcel containing this vacant space.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other buildings in the area. The General Partner believes that all of the properties are adequately insured.

The following is a schedule of the lease expirations for the years 1997-2007:
(dollar amounts in thousands)

                       Number of                                         % of Gross
                      Expirations      Square Feet      Annual Rent      Annual Rent
Serramonte Plaza
1997                      13             15,343           $ 330            15%
1998                      14             26,011             509            24%
1999                       6             37,917             487            23%
2000                       5             10,318             161             7%
2001                       5             13,793             114             5%
2002                       1             10,000             144             7%
2003                       --                --              --             --
2004                       1              2,419              50             2%
2005                       1             12,136             197             9%
2006                       5             14,517             123             6%
2007                       1             48,492              48             2%

The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for Serramonte Plaza, the Partnership's only commercial property:


       Nature of         Square Footage      Annual Rent Per           Lease
        Business             Leased            Square Foot           Expiration

      Office Space           48,492               $0.99               1/16/07

Real estate taxes and rates in 1996 for each property were:
(dollar amounts in thousands)

                                      1996          1996
                                     Taxes          Rate

Rivercrest Village                  $ 154          1.13%
Richardson Highlands                  200          1.39%
Serramonte Plaza                      100          1.11%


ITEM 3. LEGAL PROCEEDINGS


The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Partnership did not submit any matter to a vote of its holders of Limited Partnership Interests during the fourth quarter of 1996.




                                      PART II

ITEM 5. MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

MARKET INFORMATION AND HOLDERS

As of December 31, 1996, there were 3,019 holders of record owning an aggregate of 16,267 Units. There is not, nor is it anticipated that there will be, a public market for the Units. The General Partner will not redeem or repurchase the Units, nor will the General Partner facilitate the matching of potential buyers and sellers of Units.

Pursuant to the terms of the Restated Limited Partnership Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partner must consent to any transfer.

CASH DISTRIBUTIONS

In accordance with the Restated Limited Partnership Agreement, there are no material restrictions on the Partnership's ability to make cash distributions.

The amount of cash distributions is dependent upon the ability of the Partnership's properties to generate positive cash flow and the sale or refinancing of these properties in future years. In the short term, it is unlikely that the Partnership will be able to make cash distributions. See "Item 6, Management's Discussion and Analysis and Plan of Operation," for a discussion of VMS Realty Partners' liquidity position and its possible impact on the Partnership's properties.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Partnership held unrestricted cash and cash equivalents of $1,557,000 at December 31, 1996, compared to unrestricted cash and cash equivalents of $2,807,000 at December 31, 1995. Net cash used in operating activities increased due to the payment of accrued expense reimbursements and accrued interest. Approximately $549,000 of accrued expense reimbursements to affiliates of Insignia, included in other liabilities, were paid during the second quarter of 1996. These expense reimbursements had been accrued from January 1994 to the date of payment. Interest payments of approximately $1,968,000 relating to accrued interest on the second mortgages of Richardson Highlands and Rivercrest Village were paid in 1996. Also negatively impacting net cash used in operating activities was a $391,000 settlement payment to the Federal government related to certain Richardson Highlands and Rivercrest Village disbursements (see "Note K" of the Consolidated Financial Statements). These uses of cash were slightly offset by decreased operating and interest expenses and the receipt of tax and insurance escrows related to the Bruener building sale in late 1995 (See "Note H" of the Notes to Consolidated Financial Statements). Excluding the impact of the $5,670,000 proceeds from sale of property in 1995, net cash used in investing activities increased due to deposits of $545,000 to restricted escrows required by the refinancing of the Serramonte Plaza mortgage (See "Note C" of the Notes to Consolidated Financial Statements), offset by reductions in property improvements and replacements after significant additions in the prior year. Net cash provided by financing activities increased due to net proceeds received from the refinancing of the Serramonte Plaza mortgage during the second quarter of 1996. Loan costs of $368,000 relating to the refinancing of the Serramonte Plaza mortgage were paid during 1996.

RESULTS OF OPERATIONS

The partnership realized a net loss of $2,118,000 for the year ended December 31, 1996, compared to net income of $664,000 for the year ended December 31,
1995.   The increase in net loss was primarily attributable to the non-recurring nature of the $3,078,000 gain during 1995 relating to the sale of a building at Serramonte Plaza (see "Note H" of the Consolidated Financial Statements). Excluding the impact of this gain on sale, the 1995 net loss would have been $2,414,000 which is comparable to the 1996 net loss.

Additionally, the net loss for the year ended December 31, 1996, increased due to a $373,000 decrease in rental income and a $195,000 increase in general and administrative expenses. The decrease in rental income was due in part to the decline in rental revenues at Serramonte of approximately $440,000 (approximately 5.9% of the Partnership's rental revenues) due primarily to the sale of the Breuner Building. General and administrative expenses increased as
a result of the settlement payment of   approximately $391,000 made to the
Department of Housing and Urban Development related to certain Richardson Highlands and Rivercrest Village disbursements.

Offsetting the decrease in rental income and increase in general and administrative expense was a $481,000 decrease in interest expense. The decrease in interest expense was due to the payment of approximately $3,860,000 towards the principal balance of the Serramonte Plaza mortgage in December of 1995.

The loss on disposal of property for the year ended December 31, 1995, related to roof replacements at Richardson Highlands.

Included in maintenance expense for 1996 is approximately $207,000 of major repairs and maintenance comprised primarily of major landscaping expenses, exterior building repairs and exterior painting expenses.
ITEM 7.FINANCIAL STATEMENTS


INVESTORS FIRST-STAGED EQUITY L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Balance Sheet at December 31, 1996

Consolidated Statements of Operations for the years ended December 31, 1996 and 1995

Consolidated Statements of Changes in Partners' Deficit for the years ended December 31, 1996 and 1995

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996 and 1995

Notes to Consolidated Financial Statements




                 Report of Ernst & Young LLP, Independent Auditors




 The Partners
 Investors First-Staged Equity L.P.


 We have audited the accompanying consolidated balance sheet of Investors First-Staged Equity L.P. (A Limited Partnership) as of December 31, 1996, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors First-Staged Equity L.P. as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                  /s/  ERNST & YOUNG LLP


Greenville, South Carolina
February 10, 1997

                         INVESTORS FIRST-STAGED EQUITY L.P.

                             CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)
                                 December 31, 1996


Assets
  Cash and cash equivalents:
     Unrestricted                                              $  1,557
     Restricted-tenant security deposits                            447
  Accounts receivable, net of allowance
     for doubtful accounts of $96                                    67
  Note receivable (Note E)                                          120
  Escrows for taxes and insurance                                   236
  Restricted escrows                                                897
  Other assets                                                      580
  Investment properties (Notes C and J):
     Land                                    $  9,088
     Buildings and related improvements        42,037
                                               51,125
     Less accumulated depreciation            (24,213)           26,912

                                                               $ 30,816

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                             $     78
  Accrued interest                                                1,934
  Tenant security deposits                                          446
  Other liabilities                                                 411
  Advances from affiliates of General
     Partner                                                        282
  Mortgage notes payable (Note C)                                46,715

Partners' Deficit
  General partner                            $   (372)
  Limited partners (16,267 units
   issued and outstanding)                    (18,678)          (19,050)

                                                               $ 30,816

            See Accompanying Notes to Consolidated Financial Statements


                        INVESTORS FIRST-STAGED EQUITY L.P.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                                       Years Ended December 31,
                                                          1996            1995
Revenues:
 Rental income                                          $  7,071         $ 7,444
 Other income                                                292             298
    Total revenues                                         7,363           7,742

Expenses:
 Operating                                                 1,880           2,079
 General and administrative                                  529             334
 Maintenance                                                 824             834
 Depreciation                                              1,907           2,017
 Interest                                                  3,887           4,368
 Property taxes                                              454             427
    Total expenses                                         9,481          10,059

Loss on disposal of property                                  --             (97)
Gain on sale of property                                      --           3,078

Net (loss) income                                       $ (2,118)        $   664

Net (loss) income allocated to general partners (1%)    $    (21)        $    39
Net (loss) income allocated to limited partners (99%)     (2,097)            625

                                                        $ (2,118)        $   664

Net (loss) income per limited partnership unit          $(128.91)        $ 38.40

          See Accompanying Notes to Consolidated Financial Statements

                      INVESTORS FIRST-STAGED EQUITY L.P.

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)

                                Limited
                              Partnership     General       Limited
                                 Units       Partners       Partners        Total
Partners' deficit at
  December 31, 1994             16,267        (390)         (17,206)       (17,596)

Net income for the year
  ended December 31, 1995           --          39              625            664

Partners' deficit at
  December 31, 1995             16,267       $(351)        $(16,581)      $(16,932)

Net loss for the year
   ended December 31, 1996          --         (21)          (2,097)        (2,118)

Partner's deficit at
   December 31, 1996            16,267       $(372)        $(18,678)      $(19,050)

         See Accompanying Notes to Consolidated Financial Statements

                             INVESTORS FIRST-STAGED EQUITY L.P.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)

                                                                Years Ended December 31,
                                                                    1996          1995
Cash flows from operating activities:
  Net (loss) income                                              $ (2,118)     $   664
  Adjustments to reconcile net (loss) income to
    net cash (used in) provided by operating activities:
    Depreciation                                                    1,907        2,017
    Amortization of loan costs and leasing commissions                114          124
    Bad debt expense                                                  119           92
    Gain on sale of property                                           --       (3,078)
    Loss on disposal of property                                       --           97
   Change in accounts:
      Restricted cash                                                (109)        (130)
      Accounts receivable                                             (27)        (130)
      Tenant notes receivable                                          40           36
      Escrows for taxes and insurance                                 290         (256)
      Other assets                                                   (137)          11
      Accounts payable                                                (17)          24
      Accrued interest                                               (391)       1,487
      Tenant security deposit liabilities                              40          (22)
      Other liabilities                                              (191)         281
      Net cash (used in) provided by
        operating activities                                         (480)       1,217

Cash flows from investing activities:
  Proceeds from sale of property                                       --        5,670
  Property improvements and replacements                             (193)        (347)
  Receipts from restricted escrows                                    161           71
  Deposits to restricted escrows                                     (618)         (65)
      Net cash (used in) provided by
        investing activities                                         (650)       5,329

Cash flows from financing activities:
  Payment of loan costs                                              (368)          --
  Payments on mortgage notes payable                                 (630)      (4,138)
  Payments on advances from affiliates                               (545)      (1,500)
  Repayment of mortgage note payable                              (10,577)          --
  Proceeds from refinance of mortgage                              12,000           --

      Net cash provided by (used in)
        financing activities                                         (120)      (5,638)

Net (decrease) increase in cash and cash equivalents               (1,250)         908

Cash and cash equivalents at beginning of year                      2,807        1,899

Cash and cash equivalents at end of year                         $  1,557      $ 2,807

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  4,156      $ 2,744

          See Accompanying Notes to Consolidated Financial Statements



                            INVESTORS FIRST-STAGED EQUITY L.P.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       December 31, 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Consolidation

The accompanying consolidated financial statements of the Partnership include the accounts of three remaining subsidiary partnerships in which the Partnership owns 99.99% interests. All significant transactions between the Partnership and its sub-tier partnerships have been eliminated in consolidation. The Partnership acquired six income producing real estate properties during 1986 through the purchase of 99.99% general partnership interests in six sub-tier partnerships that owned the properties. Of the original six subpartnerships, three currently own and operate real estate properties and three had their properties sold at foreclosure sales or were foreclosed on by the FDIC. Village Green Apartments and Woodland Meadows Apartments were sold at foreclosure sales in 1990 and 1991, respectively. East Bluff Apartments was foreclosed upon in 1994 by the FDIC.

Depreciation

Depreciation is computed using the following methods and estimated useful lives:

                             GAAP BASIS                     TAX BASIS
                                         Lives                            Lives
                         Method         (Years)          Method          (Years)
Buildings and
improvements:
Commercial          Straight-line        20-25      Straight-line      18, 19, 31.5
                                                    (ACRS & MACRS)        and 39

Residential         Straight-line        17-25      175% Declining      18, 19 and
                                                    Balance (ACRS &        27.5
                                                    MACRS)

Personal Property   150% Declining       5 & 7      150% Declining        5 & 7
                    Balance                         Balance (ACRS &
                                                    and MACRS)

Investment Properties

During 1995 the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Other Assets

Deferred loan fees are amortized over the lives of the respective loans. Deferred leasing commissions are amortized over the term of the leases to which they relate.

Cash and Cash Equivalents

  Unrestricted - Unrestricted cash includes cash on hand and in banks and money market funds and certificates of deposit. At certain times the amount of cash deposited at a bank may exceed the limit on insured deposits.

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

Reclassifications

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

Fair Value

In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership ("Note C"). The carrying amounts of variable-rate mortgages approximate fair value due to frequent re-pricing.

Leases

The Partnership leases certain commercial space to tenants under various lease terms. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the lease. This straight-line basis recognized $110,000 more in rental income than was collected in 1996 and prior years. This amount will be collected in future years as cash collections under the terms of the leases exceed the straight-line basis of revenue recognition.

NOTE B - RESTATED LIMITED PARTNERSHIP AGREEMENT

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

In general, net proceeds from any sale or refinancing of the properties will be allocated 85% to the Limited Partners and 15% to the General Partner, after the Limited Partners have received an amount equal to their original capital contributions and a cumulative 6% per annum, noncompounded, return on their adjusted capital contributions from such proceeds.

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

NOTE C - MORTGAGE NOTES PAYABLE
(dollar amounts in thousands)


                         Principal     Monthly                         Principal
                         Balance At    Payment    Stated                Balance
                        December 31,  Including  Interest   Maturity     Due At
Property                     1996     Interest      Rate      Date      Maturity

Rivercrest Village
  1st mortgage           $ 6,253        $ 48        7.5%    12/01/18   $    48
  2nd mortgage            11,803          (1)      10.0%    01/15/00    11,803

Richardson Highlands
 1st mortgage              6,289          48        7.5%    11/01/19        48
 2nd mortgage             10,603          (1)      10.0%    01/15/00    10,603

Serramonte Plaza
 1st mortgage             11,767          (2)       (3)     06/28/99      (4)

    Totals               $46,715


(1) Interest only payments at a 7% rate are made to the extent of surplus cash, as defined in the HUD regulatory agreement.

(2) Interest payment based on variable rate. Monthly principal payments equal 100% of the excess cash flow for the preceeding calendar month.

(3) The interest rate is a varibale rate equal to the sum of the greater of LIBOR or 3.75% plus 5.0%, or, from and after the date that Insignia or any other entity under common control with Insignia acquires the general partnership interest of VMS Realty Investment II in the Partnership, the sum of the greater of LIBOR or 4.625% plus 4.125%.

(4) Dependent upon excess cash flow payments made during the note term.

All first mortgage agreements include non-recourse provisions which limit the lenders' remedies in the event of default to the specific properties collateralizing each loan. The second mortgage agreements are collateralized by all the Partnership's interests in the sub-tier partnerships that own the related properties.

In October 1990, the Partnership defaulted on the Richardson Highlands and Rivercrest Village subordinate notes payable (the second mortgage loans) due to the failure to make the required monthly debt service payments. The Partnership and the lender finalized an agreement on June 22, 1994, retroactive to July 1, 1993, to restructure the debt held on Richardson Highlands and Rivercrest Village. The junior lien mortgages were restructured to mature on January 15, 2000, and provide for a 10% interest rate (with a 7% pay rate), based on the "Agreed Valuation Amount",as defined in the restructure agreement. Interest payments are payable from surplus cash as provided by the HUD Regulatory Agreement. The Agreed Valuation Amounts for Richardson Highlands and Rivercrest Village are approximately $7,268,000 and $7,110,000, respectively. A Note Face Amount of $8,126,000 for Richardson Highlands and $8,417,000 for Rivercrest Village is payable if an event of default under the restructure agreements is uncured.

Prior to the restructuring of the loans, interest accrued under the terms of the original subordinate notes payable. This accrued interest of $1,732,000 for Richardson Highlands and $2,327,000 for Rivercrest Village was added to the carrying amount of the loans at the date of restructure. The debt restructurings were accounted for as a modification of terms in which total future cash payments under the restructured loans exceeded the carrying values of the loans as of the date of restructure. Consequently, the carrying amounts of the loans were not changed and no gains were recognized on the restructurings. Interest accrues at an effective interest rate of 6.14% for Richardson Highlands and 4.37% for Rivercrest Village to equate the present values of the total future cash payments under the new terms with the carrying amounts of the loans at the date of restructure.

During 1995 and 1996, the Partnership was in default of the provisions of these restructured subordinate loans as a result of not paying the scheduled interest payments. Subsequently, during the fourth quarter of 1996, the Partnership disbursed approximately $1,290,000 and $678,000 from available cash at Richardson Highlands and Rivercrest Village, respectively, which was applied to the accrued interest related to the subordinate notes payable. These payments effectively cured the default.

On June 28, 1996, the Serramonte first mortgage note was refinanced by Lehman Brothers Holdings, Inc. ("LBHI") with the outstanding principal balance being increased to $12,000,000. The old mortgage note in the amount of $10,577,000 was repaid from loan proceeds received from the refinancing. The new mortgage note matures on June 28, 1999, and requires monthly interest-only payments. The interest rate is a variable rate equal to the sum of the greater of LIBOR or 3.75% plus 5.0%, or, from and after the date that Insignia or any other entity under common control with Insignia acquires the general partnership interest of VMS Realty Investment II in the Partnership, the sum of the greater of LIBOR or 4.625% plus 4.125%. Also, commencing on the fifteenth day of July, 1996 and continuing on the fifteenth day of each calendar month thereafter until the new mortgage is paid in full,one hundred percent of the Excess Cash Flow for the calendar month immediately preceding the payment due date shall be paid to LBHI and applied in reduction of the then outstanding principal balance. As of December 31, 1996, approximately $233,000 of excess cash flow payments had been made and applied to the principal balance. On the maturity date, in addition to all other sums, including, without limitation, all principal, interest and other amounts now or hereafter owed, additional interest equal to $1,680,000 is owed to the lender and becomes a part of the indebtedness. This additional interest is being accrued over the term of the loan and increases the effective interest rate of the new debt to approximately 15.00%.

Unders the terms of the new mortgage, a capital reserve account in the amount of $500,000 was required by LBHI to fund any captial improvements needed at the property. In addition, a mechanic's-lien escrow in the amount of $45,000 was required by LBHI relating to tenant litigation.

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

On October 28, 1995, the FDIC sold all the debt it held to BlackRock Capital Finance, L.P. The debt amounts and terms were not modified.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1996, are as follows:

            1997                                     $   223
            1998                                         241
            1999                                      12,027
            2000                                      22,685
            2001                                         301
            Thereafter                                11,238
                                                     $46,715

NOTE D - INCOME TAXES
(dollar amounts in thousands, except unit data)

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

Differences between the net income (loss) as reported and Federal taxable income
(loss) result primarily from (1) allowance for doubtful accounts, (2) depreciation over different methods and lives and on differing cost bases of investment properties, and (3) interest on advances from affiliates.

The following is a reconciliation of reported net (loss) income and Federal taxable income (loss):


                                           1996                 1995

Net (loss) Income as reported           $ (2,118)             $  664
Add (deduct)
   Depreciation differences                 (467)               (448)
   Interest on advances from
     affiliates                             (258)                111
   Bad debt allowance                         --                 (37)
   Deferred revenue                         (382)                 --
   Other                                    (190)                 16

Federal taxable (loss) income           $ (3,415)             $  306

Federal taxable (loss) income
   per limited partnership unit         $(207.83)             $17.26

The following is a reconciliation between the partnership's reported amounts and Federal tax basis of net assets and liabilities as of December 31, 1996:


     Net deficit as reported                              $(19,050)
     Land and buildings                                      7,672
     Accumulated depreciation                              (11,747)
     Syndication                                             6,832
     Accrued liabilities                                      (272)
     Other                                                    (132)
          Net deficit - Federal tax basis                 $(16,697)



NOTE E - NOTE RECEIVABLE

During 1990, Serramonte Plaza advanced $305,000 for tenant improvements to one of its tenants as provided for in the related lease documents. The note bears interest at 12% per annum and is to be repaid over the remaining term of the lease through monthly additional rent payments of approximately $5,000 from October 1990 through May 1999. The outstanding balance of the note receivable was $120,000 at December 31, 1996.


NOTE F - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

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

The Partnership has engaged affiliates of Insignia to provide day-to-day management of the Partnership's properties. These affiliates received approximately $385,000 and $424,000 of such fees during 1996 and 1995, respectively. An affiliate of Insignia also provided partnership administration and management services for the Partnership in 1996 and 1995. Reimbursements for direct expenses relating to these services totaled approximately $153,000 for 1996 and $242,000 for 1995. Approximately $549,000 was paid during the second quarter of 1996 for accrued expense reimbursements which had been accruing since 1994 and were included in other liabilities. As of December
31, 1996, approximately $82,000 of the 1996 reimbursements remain unpaid and are included in other liabilities. Sales commissions of approximately $180,000 were paid to an affiliate of Insignia in 1995 in connection with the sale of a building at Serramonte Plaza.

NOTE G - OPERATING LEASES
(dollar amounts in thousands)

The Partnership receives rental income from commercial leases under operating leases with various terms. Minimum future rentals under operating leases with terms of one year or more for the Partnership as of December 31, 1996, are as follows:


            1997                                $2,184
            1998                                 1,798
            1999                                 1,186
            2000                                   950
            2001                                   814
            Thereafter                           2,118
                                                $9,050


NOTE H - SALE OF PROPERTY

On December 12, 1995, Serramonte Plaza, LTD. sold a building at Serramonte Plaza to an unaffiliated party for $6 million. This building, the Breuner building, had a net book value of $2,592,000. The Partnership received net proceeds of $5,670,000 after payment of closing costs. The resulting gain on the sale was $3,078,000. The gain has been allocated to the partners in accordance with the Restated Limited Partnership Agreement. $3,861,000 of the proceeds were applied to the mortgage note payable and $1,500,000 of the proceeds were used to repay advances from affiliates of the General Partner.

NOTE I - REFINANCING OF SERRAMONTE PLAZA MORTGAGE

The Serramonte Plaza first mortgage matured in November 1995. Prior to maturity, a 30 day extension was granted during which time an additional monthly payment was made. On December 15, 1995, the debt was purchased by ALI, INC. ("ALI") with an additional extension being granted through March 22, 1996. A payment of $3,861,000 was made in conjunction with the sale of the Bruener building at Serramonte Plaza as discussed in "Note H" of the Notes to Consolidated Financial Statements.

On June 28, 1996, the first mortgage note was refinanced by Lehman Brothers Holdings, Inc. ("LBHI") with the outstanding principal balance being increased to $12,000,000. The old mortgage note in the amount of $10,577,000 was repaid from loan proceeds received from the refinancing. The new mortgage note matures on June 29, 1999, and requires monthly interest-only payments. The interest rate is a variable rate equal to the sum of the greater of LIBOR or 3.75% plus 5.0%, or, from and after the date that Insignia or any other entity under common control with Insignia acquires the general partnership interest of VMS Realty Investment II in the Partnership, the sum of the greator of LIBOR or 4.625% plus 4.125%. Also, commencing on the fifteenth day of July 1996, and continuing on the fifteenth day of each calendar month thereafter until the new mortgage is paid in full, one hundred percent of the Excess Cash Flow for the calendar month immediately preceding the payment due date shall be paid to LBHI and applied in reduction of the then outstanding principal balance. During 1996, approximately $233,000 of excess cash flow payments were made and applied to the principal balance. On the maturity date, in addition to all other sums, including, without limitation, all principal, interest and other amounts now or hereafter owed, additional interest equal to $1,680,000 is owed to the lender and becomes a part of the indebtedness. This additional interest is being accrued over the term of the loan and increases the effective interest rate of the new debt to 15.00%.

Under the terms of the new mortgage, a capital reserve escrow account in the amount of $500,000 was required by LBHI to fund any capital improvements needed at the property. In addition, a mechanic's-lien escrow in the amount of $45,000 was required by LBHI relating to tenant litigation.

NOTE J - REAL ESTATE AND ACCUMULATED DEPRECIATION
(dollar amounts in thousands)


                                         Initial Cost
                                        To Partnership

                                            Buildings,
                                            Leasehold      Cost
                                            interests   Capitalized
                                           and Related (Written down)
                    Encumbrances     Land   Personal     Subsequent

Rivercrest Village
  Sacramento, CA      $18,056      $ 1,230   $15,171      $ 1,624

Richardson Highlands
  Marin County, CA     16,892        5,196    10,455        1,227

Serramonte Plaza
  Daly City, CA        11,767        4,272    20,278       (8,328)

     Totals           $46,715      $10,698   $45,904      $(5,477)


                       Gross Amount At Which Carried
                           At December 31, 1996

                             Buildings
                            And Related
                             Personal
Description           Land   Property  Total  Depreciation Construction Acquired

Rivercrest Village   $1,231  $16,794  $18,025   $10,060       1975       10/85
Richardson Highlands  5,200   11,678   16,878     6,986       1979       10/85
Serramonte Plaza      2,657   13,565   16,222     7,167      1971-1981   10/85

   Totals            $9,088  $42,037  $51,125   $24,213

The depreciable lives for the buildings and components are 5 to 25 years. The depreciable lives for related personal property are 5 to 7 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                          Year Ended      Year Ended
                                          December 31,    December 31,
                                             1996            1995
Investment Properties
Balance at beginning of year                $50,932         $55,286
  Property improvements                         193             347
  Sale of Property                               --          (4,409)
  Disposition of Property                        --            (292)
Balance at End of Year                      $51,125         $50,932

Accumulated Depreciation
Balance at beginning of year                $22,306         $22,301
 Additions charged to expense                 1,907           2,017
 Sale of property                                --          (1,817)
 Disposition of property                         --            (195)
Balance at end of year                      $24,213         $22,306


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996, is $58,797,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996, is $35,960,000.

NOTE K - HUD CONTINGENCIES

The Office of the Inspector General (OIG) for the Department of Housing and Urban Development (HUD) has completed an audit of the books and records of VMS Realty Management, Inc. relative to seven HUD projects which VMS Realty Management, Inc. managed from 1987 to 1991, the years which were the subject of the OIG audit. The OIG concluded that VMS Realty Mangement, Inc. did not comply with the terms and conditions for the HUD Regulatory Agreements and applicable HUD regulations and instructions relating to the financial and general management practices for six of the seven HUD projects reviewed.

The Partnership, VMS Realty Management, Inc. and HUD entered into a Settlement Agreement dated December 9, 1996, related to the appropriateness of certain Richardson Highlands and Rivercrest Village disbursements totaling approximately $2,168,000 and $1,608,000, respectively, made during the years 1987 through 1991. The Settlement Agreement provided an aggregate payment of $550,000 to the Federal government, $391,000 of which was paid from available funds of Richardson Highlands and the remainder of the settlement payment of $159,000 was paid by entities other than the Partnership and its subpartnerships.

NOTE L - LEGAL PROCEEDINGS

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                        PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The General Partner of the Partnership at December 31, 1996, was VMS Realty Investment II, an Illinois General Partnership.

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

JOEL A. STONE, age 52, is President and Chief Executive Officer of Strategic Realty Advisors, Inc., since November 1993. From the inception in 1981 of VMS Realty Partners, he held the positions of President and then Chief Executive Officer. Mr. Stone began his career as an Internal Revenue Agent and worked as a certified public accountant and an attorney specializing in taxation and real estate law. In 1972, Mr. Stone co-founded the certified public accounting firm formerly known as Moss, Stone and Gurdak. In 1979, Mr. Stone joined the Van Kampen group of companies, a privately held business engaged in investment banking and in real estate activities. He served as Senior Vice President of Van Kampen Merritt, Inc. until its sale to Xerox Corporation in 1984. An alumnus of DePaul University, Mr. Stone earned a Bachelor of Science degree in Accounting in 1966 and a Juris Doctorate in 1970. Mr. Stone is a member of the Illinois Bar and a certified public accountant.

PETER R. MORRIS, age 47, is a member of the Executive Committee of VMS, and is one of the three individuals owning the entities that own VMS. From July 1970 to June 1973, Mr. Morris was employed by Continental Wingate Company, Inc., a firm engaged in the development of inner city housing projects, in the capacities of Vice President/Finance, Director/Consulting Division and Executive Assistant to the President. He has published a book and numerous articles relating to real estate development and syndication. Mr. Morris has been involved in the real estate and finance business with Messrs. Van Kampen and Stone since 1977. He received a Bachelor of Arts degree (summa cum laude) from Princeton University in 1971 and a Juris Doctorate (cum laude) from Harvard Law School in 1975.

ROBERT D. VAN KAMPEN, age 58, is a member of the Executive Committee of VMS and is one of the three individuals owning the entities that own VMS. Mr. Van Kampen has been involved in various facets of the municipal and corporate bond business for over 20 years. In 1967, he co-founded the company now known as Van Kampen Merritt, Inc., which specializes in municipal bonds and acts as a sponsor of unit investment trusts. The firm was sold to Xerox Corporation in January 1984. Mr. Van Kampen is a general partner of Van Kampen Enterprises. Mr. Van Kampen received his Bachelor of Science degree from Wheaton College in 1960.

STUART ROSS, age 60, is a member of the Executive Committee of VMS. He is an executive vice president of Xerox Corporation and chairman and chief executive officer of Xerox Financial Services, Inc., a wholly owned subsidiary. Mr. Ross joined Xerox in 1966 and has held a series of financial management positions.
He assumed his current position in May 1990. Prior to Xerox, Mr. Ross was a financial representative for The Macmillan Publishing Company from 1963 to 1966, and a public accountant for Harris, Kerr, Forster & Company from 1958 to 1963. Mr. Ross is a director of Crum and Forster, Inc. and Ekco Group, Inc., and a trustee of the State University of New York at Purchase. He received a bachelor of science degree in accounting from New York University in 1958 and a master of business administrative degree from the City College of New York in 1966. Mr. Ross is a certified public accountant.

RICHARD A. BERMAN, age 45, is a Senior Vice President and General Counsel of Strategic Realty Advisors, Inc. From 1986 through 1993, Mr. Berman was employed by VMS Realty Partners and was First Vice President and Corporate Counsel.
Prior to joining VMS Realty Partners, Mr. Berman was a partner in the law firm of Gottlieb and Schwartz with his practice concentrated in corporate and real estate law. He received a Juris Doctorate from Northwestern University School of Law (Cum laude, 1976) and a Bachelor of Arts degree from the University of Illinois (high honors, 1973). Mr. Berman is a member of the Illinois Bar.

THOMAS A. GATTI, age 40, is Senior Vice President - Partnership Accounting of Strategic Realty Advisors, Inc., effective November 18, 1993. Prior to this time, Mr. Gatti was First Vice President - Partnership Accounting with VMS Realty Partners, where he was employed since January, 1982. Prior to joining VMS Realty Partners, he was with Coopers & Lybrand. Mr. Gatti received a Bachelor of Science in Accounting from DePaul University in 1978. Mr. Gatti is a Certified Public Accountant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Units of the Partnership as of December 31, 1996 and as of the date of this filing.

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

Reference is made to "Note F" to the Consolidated Financial Statements in "Item 7" for various transactions with affiliates.


                                    PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     (b)  Reports on Form 8-K filed during the fourth quarter of 1996:  None.


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




                              INVESTORS FIRST-STAGED EQUITY L.P.
                              (Registrant)



                              By:  VMS Realty Investment II,
                                   its General Partner

                              By:  JAS Realty Corporation

Date:  March 28, 1997         By:  /s/Joel A. Stone
                                   Joel A. Stone, President


Date:  March 28, 1997         By:  /s/Thomas A. Gatti
                                   Thomas A. Gatti, Senior Vice
                                   President and Principal
                                   Accounting Officer



       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.



/s/Joel A. Stone                    President                   March 28, 1997
Joel A. Stone




/s/Thomas A. Gatti                  Senior Vice President and   March 28, 1997
Thomas A. Gatti                     Principal Accounting Officer

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