Form 10QSB
period 1997-03-31
INVESTORS FIRST STAGED EQUITY L P
filed 1997-05-15
CIK 768834

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


                For the quarterly period ended March 31, 1997

                                      or

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


                   Issuer's telephone number (847) 714-9600



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

                                March 31, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                  $  2,006
     Restricted-tenant security deposits                                447
  Accounts receivable, net of allowance
     for doubtful accounts of $47                                        52
  Note receivable                                                       109
  Escrows for taxes and insurance                                       239
  Restricted escrows                                                    910
  Other assets                                                          674
  Investment properties:
     Land                                         $  9,088
     Buildings and related improvements             42,099
                                                    51,187
  Less accumulated depreciation                    (24,690)          26,497
                                                                   $ 30,934

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                 $     93
  Accrued interest                                                    2,421
  Tenant security deposits                                              436
  Accrued property taxes                                                 39
  Other liabilities                                                     376
  Advances from affiliates of the
General Partner                                                         479
  Mortgage notes payable                                             46,619


Partners' Deficit
  General partner                                 $   (377)
  Limited partners (16,267 units
     issued and outstanding)                       (19,152)         (19,529)
                                                                   $ 30,934

          See Accompanying Notes to Consolidated Financial Statements

b)                      INVESTORS FIRST-STAGED EQUITY L.P.

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)
                                 (Unaudited)



                                               Three Months Ended
                                                    March 31,
                                                1997           1996
Revenues:
 Rental income                                $ 1,840        $ 1,829
 Other income                                      73             60
    Total revenues                              1,913          1,889

Expenses:
 Operating                                        486            426
 General and administrative                        53             54
 Maintenance                                      176            171
 Depreciation                                     476            473
 Interest                                       1,076            869
 Property taxes                                   125            119
    Total expenses                              2,392          2,112
 Net loss                                     $  (479)       $  (223)

Net loss allocated to general partner (1%)    $    (5)       $    (2)
Net loss allocated to limited partners (99%)     (474)          (221)
                                              $  (479)       $  (223)

Net loss per limited partnership unit         $(29.14)       $(13.59)

             See Accompanying Notes to Consolidated Financial Statements


c)                      INVESTORS FIRST-STAGED EQUITY L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)
                                  (Unaudited)

                                   Limited
                                 Partnership     General     Limited
                                     Units       Partner     Partners        Total
Partners' deficit at
  December 31, 1996                16,267      $   (372)     $  (18,678)  $  (19,050)

Net loss for the three months
  ended March 31, 1997                 --            (5)           (474)        (479)

Partners' deficit at
  March 31, 1997                   16,267      $   (377)      $ (19,152)   $ (19,529)

             See Accompanying Notes to Consolidated Financial Statements

d)                      INVESTORS FIRST-STAGED EQUITY L.P.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                               1997       1996
Cash flows from operating activities:
  Net loss                                                   $  (479)   $  (223)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                                 476        473
    Amortization of loan costs and leasing commissions            40         11
    Change in accounts:
      Restricted cash                                             --        (68)
      Note receivable                                             11         10
      Accounts receivable                                         15        (41)
      Escrows for taxes and insurance                             (2)       317
      Other assets                                              (134)       (82)
      Accounts payable                                            15        (50)
      Accrued interest                                           487        497
      Tenant security deposit liabilities                        (10)        (5)
      Property taxes                                              39         23
      Other liabilities                                          162          5

      Net cash provided by operating activities                  620        867

Cash flows from investing activities:
  Property improvements and replacements                         (62)       (22)
  Receipts from restricted escrows                                 5         --
  Deposits to restricted escrows                                 (18)       (13)

      Net cash used in investing activities                      (75)       (35)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (96)      (168)

      Net cash used in financing activities                      (96)      (168)

Net increase in cash and cash equivalents                        449        664

Cash and cash equivalents at beginning of period               1,557      2,807

Cash and cash equivalents at end of period                   $ 2,006    $ 3,471

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $   542    $   356

             See Accompanying Notes to Consolidated Financial Statements

e)                    INVESTORS FIRST-STAGED EQUITY L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Investors First-Staged Equity L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of VMS Realty Investment II ("General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.


NOTE B - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

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

The Partnership has engaged affiliates of Insignia to provide day-to-day management of the Partnership's properties. These affiliates received approximately $99,000 and $98,000 of such fees for the three months ended March 31, 1997 and 1996, respectively. An affiliate of Insignia also provided partnership administration and management services for the Partnership. Reimbursements for direct expenses relating to these services totaled approximately $38,000 for the three months ended March 31, 1997, and $36,000 for the three months ended March 31, 1996. At March 31, 1997, approximately $120,000 of the 1996 and 1997 reimbursements remain unpaid and are included in other liabilities.


NOTE C - SUBSEQUENT EVENTS

On April 10, 1997, the Partnership sold three buildings and two parcels of land associated with Serramonte Plaza located in Daly City, California to an unaffiliated party, Daly City Partners, LLC, a California limited liability company. The property was sold in an effort to maximize the Partnership's return on its investment. Total cash received for the three buildings and two parcels of land was approximately $4,778,000 and was determined primarily by reference to appraised values.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy for these properties for the three months ended March 31, 1997 and 1996:

                                                      Average
                                                     Occupancy
                                                  1997       1996

Rivercrest Village Apartments                     95%         93%
     Sacramento, California
Richardson Highlands Apartments
     Marin City, California                       98%         97%
Serramonte Plaza
     Daly City, California                        79%         90%

The decrease in occupancy at Serramonte Plaza was primarily due to the vacancy of one building accounting for approximately 8% of the property. This building was sold in April of 1997.

RESULTS OF OPERATIONS

The Partnership realized a net loss of approximately $479,000 for the three months ended March 31, 1997, compared to a net loss of approximately $223,000 for the three months ended March 31, 1996. The increase in net loss is primarily attributable to an increase in interest expense. Interest expense increased as a result of the accrual of the additional interest which is related to the June 1996 refinancing of the Serramonte Plaza first mortgage. This additional interest is being accrued over the term of the loan and at the maturity date of the loan will equal approximately $1,680,000. Also, net loss increased due to increased operating expenses resulting from increased utility costs at Rivercrest Apartments.

Subsequent to March 31, 1997, the Partnership sold three buildings and two parcels of land associated with Serramonte Plaza located in Daly City, California to an unaffiliated party, Daly City Partners, LLC, a California limited liability company. The property was sold in an effort to maximize the Partnership's return on its investment. Total cash received for the three buildings and two parcels of land was approximately $4,778,000 and was determined primarily by reference to appraised values.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership held cash and cash equivalents of approximately $2,006,000 at March 31, 1997, compared to cash and cash equivalents of approximately $3,471,000 at March 31, 1996. Net cash provided by operating activities decreased primarily due to the increased net loss as described above and a decrease of approximately $315,000 in receipts from tax and insurance escrows. The receipts from tax and insurance escrows at March 31, 1996, were related to the Breuner building sale in late 1995. Partially offsetting the decreases in cash flows provided by operating activities was the receipt of a $150,000 advance on the purchase price from the buyer of the three buildings and two parcels of land at Serramonte Plaza to perform maintenance work on one of the buildings prior to the consummation of the sale on April 10, 1997. Approximately, $90,000 of this advance remains at March 31, 1997, and is included in other liabilities. The remaining advance was spent on readying the property for sale in April of 1997. Net cash used in investing activities increased due to increased property improvements and replacements related to tenant improvements at Serramonte Plaza used as incentives for prospective
tenants.   Net cash used in financing activities decreased due to decreased mortgage principal payments on the Serramonte Plaza first mortgage. As a result of the refinancing of the Serramonte Plaza first mortgage in 1996, principal payments became a function of cash flow of the property. Serramonte Plaza did not generate the necessary cash flow throughout the three months ended March 31, 1997 to allow monthly principal payments. When sufficient cash flows are not achieved to provide for the monthly principal payment, interest only payments are made.


                         PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

There have been no new material developments or changes from "Part I, Item 3" of the Partnership's report on the Form 10-KSB for the year ended December 31, 1996.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Partnership did not submit any matter to a vote of its holders of Limited Partnership Interests during the three months ended March 31, 1997.



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits:

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K:

        None filed during the quarter ended March 31, 1997.


                                  SIGNATURES



  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




          INVESTORS FIRST-STAGED EQUITY L.P.
          (Registrant)



                         By:  VMS Realty Investment II,
                              General Partner

                         By:  JAS Realty Corporation



Date: May 15, 1997      By:   /s/ Joel A. Stone
                              Joel A. Stone
                              President



Date: May 15, 1997      By:   /s/ Thomas A. Gatti
                              Thomas A. Gatti, Senior Vice-President
                              and Principal Accounting Officer