Form 10QSB
period 1997-06-30
INVESTORS FIRST STAGED EQUITY L P
filed 1997-08-14
CIK 768834

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


                  For the quarterly period ended June 30, 1997

                                      or

[  ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
     OF 1934

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

                                 June 30, 1997



Assets
  Cash and cash equivalents:
     Unrestricted                                               $   3,572
     Restricted-tenant security deposits                              400
     Accounts receivable, net of allowance
      for doubtful accounts of $46                                     13
  Note receivable                                                      98
  Escrows for taxes and insurance                                     168
  Restricted escrows                                                  867
  Other assets                                                        773
  Investment properties:
     Land                                        $   8,402
     Buildings and related improvements             38,675
                                                    47,077
    Less accumulated depreciation                  (23,179)        23,898
                                                                $  29,789

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                              $      64
  Accrued interest                                                  1,260
  Tenant security deposits                                            409
  Other liabilities                                                   249
  Advances from affiliates of
   the General Partner                                                508
  Mortgage notes payable                                           46,722
Partners' Deficit
  General partner                                $    (376)
  Limited partners (16,267 units
     issued and outstanding)                       (19,047)       (19,423)
                                                                $  29,789

          See Accompanying Notes to Consolidated Financial Statements

b)                     INVESTORS FIRST-STAGED EQUITY L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)

                                        Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                         1997         1996       1997            1996
Revenues:
 Rental income                         $ 1,738      $ 1,703    $ 3,578      $ 3,532
 Other income                               78           68        151          128
    Total revenues                       1,816        1,771      3,729        3,660

Expenses:
 Operating                                 557          533      1,043          959
 General and administrative                 19           94         72          148
 Maintenance                               226          221        402          392
 Depreciation                              385          476        861          949
 Interest                                1,113          889      2,189        1,758
 Property taxes                            104          103        229          222
    Total expenses                       2,404        2,316      4,796        4,428

Loss before gain on sale of
  investment property and
  extraordinary item                      (588)        (545)    (1,067)        (768)

Gain on sale of investment
  property (Note C)                      2,042           --      2,042           --

 Income (loss) before
   extraordinary item                    1,454         (545)       975         (768)

Extraordinary item - loss on early
  extinguishment of debt (Note D)       (1,348)          --     (1,348)          --

       Net income (loss)              $    106     $   (545)   $  (373)     $  (768)

Net income (loss) allocated to
  general partner (1%)                $      1     $     (5)   $    (4)     $    (8)
Net income (loss) allocated to
  limited partners (99%)                   105         (540)      (369)        (760)

       Net income (loss)              $    106     $   (545)   $  (373)     $  (768)

Net income (loss) per limited
 partnership unit:
Income (loss) before
 extraordinary item                   $  88.49     $ (33.20)   $ 59.34      $(46.72)
Extraordinary item                      (82.04)          --     (82.04)          --

       Net income (loss)              $   6.45     $ (33.20)   $(22.70)     $(46.72)

             See Accompanying Notes to Consolidated Financial Statements

c)                       INVESTORS FIRST-STAGED EQUITY L.P.
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)
                                    (Unaudited)


                                   Limited
                                 Partnership   General     Limited
                                    Units      Partner    Partners       Total

Original capital contributions     16,267          --   $  48,802    $  48,802

Partners' deficit at
  December 31, 1996                16,267    $   (372)  $ (18,678)   $ (19,050)

Net loss for the six months
  ended June 30, 1997                  --          (4)       (369)        (373)

Partners' deficit at
  June 30, 1997                    16,267    $   (376)  $ (19,047)   $ (19,423)

             See Accompanying Notes to Consolidated Financial Statements



d)                     INVESTORS FIRST-STAGED EQUITY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                              1997        1996
Cash flows from operating activities:
  Net loss                                                $   (373)   $   (768)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
    Gain on sale of investment property                     (2,042)         --
    Extraordinary loss on early extinguishment of debt       1,348          --
    Depreciation                                               861         949
    Amortization of loan costs and leasing commissions          76          22
    Change in accounts:
      Restricted cash                                           47         (66)
      Accounts receivable                                       54         (46)
      Escrows for taxes and insurance                           68         389
      Other assets                                            (175)       (151)
      Accounts payable                                         (14)        (27)
      Accrued interest                                        (674)        585
      Tenant security deposit liabilities                      (37)         (6)
      Other liabilities                                         64        (493)

         Net cash (used in) provided by
            operating activities                              (797)        388

Cash flows from investing activities:
  Proceeds from sale of investment property                  4,360          --
  Property improvements and replacements                      (157)        (97)
  Withdrawals from restricted escrows                          573           4
  Deposits to restricted escrows                              (543)       (570)
  Collections on note receivable                                22          19

         Net cash provided by (used in)
            investing activities                             4,255        (644)

Cash flows from financing activities:
  Payment of loan costs                                       (348)       (350)
  Payments on mortgage notes payable                          (268)       (291)
  Repayment of mortgage note payable                       (11,725)    (10,577)
  Payment of mortgage fee                                   (1,102)         --
  Proceeds from refinance of mortgage note payable          12,000      12,000

         Net cash (used in) provided by
             financing activities                           (1,443)        782

Net increase in unrestricted cash and cash equivalents       2,015         526

Unrestricted cash and cash equivalents at beginning
  of period                                                  1,557       2,807

Unrestricted cash and cash equivalents at end of period   $  3,572    $  3,333

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $  2,863    $  1,142


          See Accompanying Notes to Consolidated Financial Statements

e)
                          INVESTORS FIRST-STAGED EQUITY L.P.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Investors First-Staged Equity L.P. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of VMS Realty Investment II (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

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

The Partnership has engaged affiliates of Insignia to provide day-to-day management of the Partnership's properties. These affiliates received approximately $194,000 and $193,000 of such fees for the six months ended June 30, 1997 and 1996, respectively. An affiliate of Insignia also provided partnership administration and management services for the Partnership. Reimbursements for direct expenses relating to these services totaled approximately $70,000 for the six months ended June 30, 1997, and $72,000 for the six months ended June 30, 1996. At June 30, 1997, approximately $151,000 of the reimbursements remain unpaid and are included in "Other liabilities".

NOTE C - SALE OF BUILDINGS AND LAND AT SERRAMONTE PLAZA

On April 10, 1997, the Partnership sold three buildings and two parcels of land associated with Serramonte Plaza located in Daly City, California to an unaffiliated party, Daly City Partners, LLC, a California limited liability company. The property was sold in an effort to maximize the Partnership's return on its investment. The sales price for the three buildings and two parcels of land was approximately $4,778,000 and was determined primarily by reference to appraised values. The sale resulted in net proceeds of $4,360,000, after payment of closing costs, and the gain on the sale amounted to approximately $2,042,000. The proceeds from the sale were used to reduce the mortgage debt secured by Serramonte Plaza.

NOTE D - REFINANCE OF SERRAMONTE PLAZA

On June 28, 1996, the first mortgage note secured by Serramonte Plaza was refinanced with the outstanding principal balance being increased to $12,000,000. The old mortgage note, in the amount of $10,577,000, was repaid from loan proceeds received from the refinancing. The mortgage note was to mature in June 1999, and required monthly interest-only payments. On the maturity date, in addition to all other sums, including all principal, interest and other amounts owed, additional interest equal to $1,680,000 was owed to the lender and would become a part of the indebtedness. This additional interest was being accrued over the term of the loan, and increased the effective interest rate of the new debt to 15.00%.

In June 1997, the Partnership refinanced the mortgage indebtedness encumbering Serramonte Plaza. The previous mortgage note of approximately $7,365,000 was repaid from loan proceeds received from the refinancing. The new mortgage debt of $12,000,000 carries a stated interest rate of 8.67%, with a balloon payment due July 1, 2004. An extraordinary loss on early extinguishment of debt of approximately $1,348,000 was realized during the second quarter of 1997 due to the payment of approximately $1,102,000 in early payment mortgage fees and a loss of approximately $246,000 on the write-off of unamortized loan costs. In conjunction with the refinancing, a capital improvement reserve of approximately $500,000 was established and approximately $348,000 in loan costs were incurred. These loan costs are included in "Other assets" and will be amortized over the term of the loan.




ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy for these properties for the six months ended June 30, 1997 and 1996:


                                                    Average
                                                   Occupancy
                                                1997        1996
  Rivercrest Village Apartments
    Sacramento, California                       93%         89%
  Richardson Highlands Apartments
    Marin City, California                       98%         98%
  Serramonte Plaza
    Daly City, California                        83%         93%


The decrease in occupancy at Serramonte Plaza was primarily due to the vacancy of one building which accounted for approximately 8% of the leaseable area of the property. This building was sold in April 1997 (See "Note C").

The Partnership realized a net loss of approximately $373,000 for the six months ended June 30, 1997, compared to a net loss of approximately $768,000 for the six months ended June 30, 1996. For the three months ended June 30, 1997, the Partnership realized net income of approximately $106,000 compared to a net loss of approximately $545,000 for the corresponding period of 1996. The decreased net loss for the six months ended June 30, 1997, versus the six months ended June 30, 1996, and the net income for the three months ended June 30, 1997, resulted primarily from the gain of approximately $2,042,000 realized on the sale of buildings and land at Serramonte Plaza in the second quarter of 1997 (see "Note C"). Also contributing to the increase in income for the three and six month periods ended June 30, 1997, was a decrease in depreciation expense due to the sale of buildings and land at Serramonte Plaza. Partially offsetting the increase in income for the three and six month periods ended June 30, 1997, was an extraordinary loss on early extinguishment of debt of approximately $1,348,000 realized on the refinance of Serramonte Plaza during the same period (see "Note D"). Also, interest expense increased as a result of the accrual of the additional interest which is related to the 1996 refinancing of the debt secured by Serramonte Plaza. This additional interest was being accrued over the term of the loan beginning in the third quarter of 1996 (See "Note D").

On April 10, 1997, the Partnership sold three buildings and two parcels of land associated with Serramonte Plaza located in Daly City, California to an unaffiliated party, Daly City Partners, LLC, a California limited liability company. The property was sold in an effort to maximize the Partnership's return on its investment. The sales price for the three buildings and two parcels of land was approximately $4,778,000 and was determined primarily by reference to appraised values. The sale resulted in net proceeds of $4,360,000, after payment of closing costs, and the gain on the sale amounted to approximately $2,042,000. The proceeds from the sale were used to reduce the mortgage debt secured by Serramonte Plaza.

Included in maintenance expense for the six months ended June 30, 1997, is approximately $100,000 of major repairs and maintenance comprised primarily of exterior painting, major landscaping and exterior building repairs. For the six months ended June 30, 1996, approximately $108,000 of interior and exterior building improvements and exterior painting are included in expense.

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

The Partnership held unrestricted cash and cash equivalents of approximately $3,572,000 at June 30, 1997, compared to unrestricted cash and cash equivalents of approximately $3,333,000 at June 30, 1996. Net cash used in operating activities increased primarily due to the refinancing of the mortgage debt secured by Serramonte Plaza, which resulted in a reduction in accrued interest. During the six months ended June 30, 1996, the decrease in other liabilities is primarily due to the payment of accrued expense reimbursement to affiliates of Insignia. Net cash provided by investing activities increased as a result of the proceeds received from the sale of the buildings and land at Serramonte Plaza and from an increase in withdrawals from restricted escrows (See "Note C"). Net cash used in financing activities increased as a result of the payment of a mortgage fee incurred in connection with the refinancing of Serramonte Plaza (See "Note D").

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $46,722,000, matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were paid during the six months ended June 30, 1997 or June 30, 1996.


                             PART II - OTHER INFORMATION





ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)     Reports on Form 8-K filed in the second quarter of fiscal year 1997:

            Form 8-K dated April 10, 1997, as filed with the Securities and Exchange Commission, in the connection with the sale of three buildings and two parcels of land associated with Serramonte Plaza located in Daly City, California.

            Form 8-K/A dated April 10, 1997, as filed with the Securities and Exchange Commission on August 14, 1997, in connection with the sale of three buildings and two parcels of land associated with Serramonte Plaza located in Daly City, California.

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




                               INVESTORS FIRST-STAGED EQUITY L.P.
                               (Registrant)



                              By:  VMS Realty Investment II,
                                   General Partner



                              By:   /s/Joel A. Stone
                                    Joel A. Stone
                                    President



                              By:   /s/Thomas A. Gatti
                                    Thomas A. Gatti, Senior Vice-President
                                    and Principal Accounting Officer



                              Date: August 14, 1997