Form 10QSB
period 1997-09-30
INVESTORS FIRST STAGED EQUITY L P
filed 1997-11-10
CIK 768834

FORM 10-QSB.--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997

                                      or

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

                                 (847) 714-9600
                           Issuer's telephone number



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

                               September 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                               $   3,243
     Restricted-tenant security deposits                              426
     Accounts receivable, net of allowance
      for doubtful accounts of $10                                     14
  Note receivable                                                      87
  Escrows for taxes and insurance                                     302
  Restricted escrows                                                  880
  Other assets                                                        768
  Investment properties:
     Land                                        $   8,402
     Buildings and related improvements             38,786
                                                    47,188
    Less accumulated depreciation                  (23,616)        23,572
                                                                $  29,292

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                              $      18
  Accrued interest                                                  1,283
  Tenant security deposits                                            380
  Accrued taxes                                                       126
  Other liabilities                                                   102
  Advances from affiliates of
   the General Partner                                                319
  Mortgage notes payable                                           46,643
Partners' Deficit
  General partner                                $    (377)
  Limited partners (16,267 units
     issued and outstanding)                       (19,202)       (19,579)
                                                                $  29,292

          See Accompanying Notes to Consolidated Financial Statements

b)
                       INVESTORS FIRST-STAGED EQUITY L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)



                                     Three Months Ended    Nine Months Ended
                                       September 30,         September 30,
                                      1997       1996      1997        1996
Revenues:
 Rental income                      $ 1,804   $ 1,648    $ 5,382    $ 5,180
 Other income                           134        92        285        220
    Total revenues                    1,938     1,740      5,667      5,400

Expenses:
 Operating                              531       559      1,574      1,572
 General and administrative              50        63        122        211
 Maintenance                            147       250        549        619
 Depreciation                           438       478      1,299      1,427
 Interest                               809     1,090      2,998      2,817
 Property taxes                         127       117        356        339
 Bad debt recovery, net                  (8)       --         (8)        --
    Total expenses                    2,094     2,557      6,890      6,985

Loss before gain on sale of
  investment property and
  extraordinary item                   (156)     (817)    (1,223)    (1,585)

Gain on sale of investment
  property (Note C)                      --        --      2,042         --

 (Loss) income before
   extraordinary item                  (156)     (817)       819     (1,585)

Extraordinary item - loss on early
  extinguishment of debt (Note D)        --        --     (1,348)        --

       Net loss                    $   (156) $   (817)  $   (529)  $ (1,585)

Net loss allocated to
  general partner (1%)             $     (2) $     (8)  $     (5)  $    (16)
Net loss allocated to
  limited partners (99%)               (154)     (809)      (524)    (1,569)

       Net loss                    $   (156) $   (817)  $   (529)  $ (1,585)

Per limited partnership unit:
(Loss) income before
 extraordinary item                $  (9.47) $ (49.73)  $  49.84   $ (96.45)
Extraordinary item                       --        --     (82.04)        --

       Net loss                    $  (9.47) $ (49.73)  $ (32.20)  $ (96.45)

             See Accompanying Notes to Consolidated Financial Statements

c)                     INVESTORS FIRST-STAGED EQUITY L.P.
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)
                                    (Unaudited)



                                 Limited
                               Partnership  General   Limited
                                  Units     Partner  Partners    Total

Original capital contributions   16,267         --  $  48,802  $  48,802

Partners' deficit at
  December 31, 1996              16,267   $   (372) $ (18,678) $ (19,050)

Net loss for the nine months
  ended September 30, 1997           --         (5)      (524)      (529)

Partners' deficit at
  September 30, 1997             16,267   $   (377) $ (19,202) $ (19,579)

             See Accompanying Notes to Consolidated Financial Statements


d)
                       INVESTORS FIRST-STAGED EQUITY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                            1997      1996
Cash flows from operating activities:
  Net loss                                                (529)   $ (1,585)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Gain on sale of investment property                   (2,042)       --
    Extraordinary loss on early extinguishment of debt     1,348        --
    Depreciation                                           1,299     1,427
    Amortization of loan costs and leasing commissions        97        64
    Bad debt recovery, net                                    (8)       --
    Change in accounts:
      Restricted cash                                         21      (103)
      Accounts receivable                                     61        87
      Escrows for taxes and insurance                        (66)      256
      Other assets                                          (189)      (52)
      Accounts payable                                       (60)      (66)
      Accrued interest                                      (651)     (199)
      Tenant security deposit liabilities                    (66)       32
      Property taxes                                         126       116
      Other liabilities                                     (273)     (476)

         Net cash used in operating activities              (932)     (499)

Cash flows from investing activities:
  Proceeds from sale of investment property                4,360        --
  Property improvements and replacements                    (268)     (140)
  Withdrawals from restricted escrows                        573         3
  Deposits to restricted escrows                            (556)     (588)
  Collections on note receivable                              33        29

         Net cash provided by (used in)
            investing activities                           4,142      (696)

Cash flows from financing activities:
  Payment of loan costs                                     (350)     (368)
  Payments on mortgage notes payable                        (347)     (507)
  Repayment of mortgage note payable                     (11,725)  (10,577)
  Payment of mortgage fee                                 (1,102)       --
  Proceeds from refinance of mortgage note payable        12,000    12,000

         Net cash (used in) provided by
             financing activities                         (1,524)      548

Net increase (decrease) in unrestricted cash and
  cash equivalents                                         1,686      (647)

Unrestricted cash and cash equivalents at beginning
  of period                                                1,557     2,807

Unrestricted cash and cash equivalents at end of period $  3,243  $  2,160

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $  3,575  $  2,817

           See Accompanying Notes to Consolidated Financial Statements

e)
                          INVESTORS FIRST-STAGED EQUITY L.P.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Investors First-Staged Equity L.P. (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of VMS Realty Investment II (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.


NOTE B - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The General Partner and its affiliates may be reimbursed for direct expenses relating to the Partnership's administration and other costs charged on behalf of the Partnership.

Pursuant to an agreement dated July 14, 1994, a transaction is pending in which the current General Partner would be replaced by MAERIL, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"). The substitution of MAERIL, Inc. as the General Partner is expected, but there is no assurance that the transaction will be consummated.

The Partnership has engaged affiliates of Insignia to provide day-to-day management of the Partnership's properties. These affiliates received approximately $288,000 and $283,000 of such fees for the nine months ended September 30, 1997 and 1996, respectively. An affiliate of Insignia also provided partnership administration and management services for the Partnership. Reimbursements for direct expenses relating to these services totaled approximately $108,000 (includes approximately $4,000 of construction service fees) for the nine months ended September 30, 1997, and $108,000 for the nine months ended September 30, 1996.

NOTE C - SALE OF BUILDINGS AND LAND AT SERRAMONTE PLAZA

On April 10, 1997, the Partnership sold three buildings and two parcels of land associated with Serramonte Plaza located in Daly City, California, to an unaffiliated party, Daly City Partners, LLC, a California limited liability company. The property was sold in an effort to maximize the Partnership's return on its investment. The sales price for the three buildings and two parcels of land was approximately $4,778,000 and was determined primarily by reference to appraised values. The sale resulted in net proceeds of approximately $4,360,000, after payment of closing costs, and the gain on the sale amounted to approximately $2,042,000. The proceeds from the sale were used to reduce the mortgage debt secured by Serramonte Plaza.

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

In June 1997, the Partnership refinanced the mortgage indebtedness encumbering Serramonte Plaza. The previous mortgage note of approximately $7,365,000 was repaid from loan proceeds received from the refinancing. The new mortgage debt of $12,000,000 carries a stated interest rate of 8.67%, with a balloon payment due July 1, 2004. An extraordinary loss on early extinguishment of debt of approximately $1,348,000 was realized during the second quarter of 1997 due to the payment of approximately $1,102,000 in early payment mortgage fees and a loss of approximately $246,000 on the write-off of unamortized loan costs. In conjunction with the refinancing, a capital improvement reserve of approximately $500,000 was established and approximately $350,000 in loan costs were incurred. These loan costs are included in "Other assets" on the accompanying balance sheet and will be amortized over the term of the loan.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy for these properties for the nine months ended September 30, 1997 and 1996:



                                                  Average
                                                 Occupancy
                                              1997       1996
  Rivercrest Village Apartments
    Sacramento, California                    91%         89%
  Richardson Highlands Apartments
    Marin City, California                    98%         98%
  Serramonte Plaza
    Daly City, California                     87%         88%


Occupancy at Rivercrest Village Apartments is low due to efforts by property management to decrease the student population in order to stabilize occupancy with a long term tenant base.

Occupancy at Serramonte Plaza is down primarily due to the vacancy of one building which accounted for approximately 8% of the leaseable area of the property. The tenant's lease expired during the third quarter of 1996. This building was sold in April 1997 (see discussion below).

The Partnership realized a net loss of approximately $529,000 for the nine months ended September 30, 1997, compared to a net loss of approximately $1,585,000 for the nine months ended September 30, 1996. For the three months ended September 30, 1997, the Partnership realized a net loss of approximately $156,000 compared to a net loss of approximately $817,000 for the corresponding period of 1996.

The decreased net loss for the nine months ended September 30, 1997, versus the corresponding period of 1996, resulted from the gain of approximately $2,042,000 realized on the sale of buildings and land at Serramonte Plaza in the second quarter of 1997 (see discussion below). Also contributing to the decreased net loss for the three and nine month periods ended September 30, 1997, was an increase in rental income and decreases in maintenance and depreciation expense. Rental income increased primarily due to rental rate increases at the Richardson Highlands Apartments property. Maintenance expense decreased primarily due to the 1996 completion of an exterior painting project at Richardson Highlands Apartments. Depreciation expense decreased due to the sale of buildings and land at Serramonte Plaza. Partially offsetting the decreased net loss for the three and nine month periods ended September 30, 1997, was an extraordinary loss on early extinguishment of debt of approximately $1,348,000 realized on the refinance of Serramonte Plaza (see discussion below). Also, interest expense increased during the nine months ended September 30, 1997, as a result of the accrual of the additional interest which is related to the 1996 refinancing of the debt secured by Serramonte Plaza. This additional interest was being accrued over the term of the loan beginning in the third quarter of 1996 (see discussion below). This additional interest was discontinued with the June 1997 refinance of this indebtedness (See "Note D").

On April 10, 1997, the Partnership sold three buildings and two parcels of land associated with Serramonte Plaza located in Daly City, California, to an unaffiliated party, Daly City Partners, LLC, a California limited liability company. The property was sold in an effort to maximize the Partnership's return on its investment. The sales price for the three buildings and two parcels of land was approximately $4,778,000 and was determined primarily by reference to appraised values. The sale resulted in net proceeds of approximately $4,360,000, after payment of closing costs, and the gain on the sale amounted to approximately $2,042,000. The proceeds from the sale were used to reduce the mortgage debt secured by Serramonte Plaza.

In June 1997, the Partnership refinanced the mortgage indebtedness encumbering Serramonte Plaza. The previous mortgage note of approximately $7,365,000 was repaid from loan proceeds received from the refinancing. The new mortgage debt of $12,000,000 carries a stated interest rate of 8.67%, with a balloon payment due July 1, 2004. An extraordinary loss on early extinguishment of debt of approximately $1,348,000 was realized during the second quarter of 1997 due to the payment of approximately $1,102,000 in early payment mortgage fees and a loss of approximately $246,000 on the write-off of unamortized loan costs. In conjunction with the refinancing, a capital improvement reserve of approximately $500,000 was established and approximately $350,000 in loan costs were incurred. These loan costs are included in "Other assets" on the accompanying balance sheet and will be amortized over the term of the loan.

Included in maintenance expense for the nine months ended September, 30, 1997, is approximately $129,000 of major repairs and maintenance comprised primarily of exterior painting, major landscaping and exterior building repairs. For the nine months ended September 30, 1996, approximately $173,000 of exterior building improvements, parking lot repairs, major landscaping and exterior painting are included in maintenance expense.

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

The Partnership held unrestricted cash and cash equivalents of approximately $3,243,000 at September 30, 1997, compared to unrestricted cash and cash equivalents of approximately $2,160,000 at September 30, 1996. Net cash used in operating activities increased primarily due to the refinancing of the mortgage debt secured by Serramonte Plaza, which resulted in a reduction in accrued interest. Also, the timing of tax and insurance escrow payments increased net cash used in operating activities. Net cash provided by investing activities increased primarily as a result of the proceeds received from the sale of the buildings and land at Serramonte Plaza and from an increase in withdrawals from restricted escrows. Net cash used in financing activities increased primarily as a result of the payment of the mortgage fee incurred in connection with the refinancing of Serramonte Plaza. This increase was partially offset by a reduction in mortgage note payments as a result of the new mortgage note encumbering Serramonte Plaza.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $46,643,000, matures from January 2000 until November 2019, with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were paid during the nine months ended September 30, 1997, or September 30, 1996.


                             PART II - OTHER INFORMATION





ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     a)    Exhibits:

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)    Reports on Form 8-K:

           None filed during the quarter ended September 30, 1997.

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




                               INVESTORS FIRST-STAGED EQUITY L.P.
                               (Registrant)



                              By:  VMS Realty Investment II,
                                   General Partner



                              By:   /s/ Joel A. Stone
                                    Joel A. Stone
                                    President



                              By:   /s/ Thomas A. Gatti
                                    Thomas A. Gatti, Senior Vice-President
                                    and Principal Accounting Officer

                              Date: November 10, 1997