Form 10KSB
period 1997-12-31
INVESTORS FIRST STAGED EQUITY L P
filed 1998-04-02
CIK 768834

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)
                                  FORM 10-KSB

(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997
                                      or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

               For the transition period from........to.........

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

State issuer's revenues for its most recent fiscal year:  $9,835,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the General Partners' belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

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

Effective January 1, 1986, the General Partner, VMS Realty Investment (formerly known as VMS Realty Partners) assigned its interest in future profits, losses, operating cash flow and liquidation proceeds of the Partnership to VMS Realty Investment II, which subsequently became the General Partner. VMS Realty Investment II is a general partnership formed to be the sole general partner of Investors First-Staged Equity L.P. and has the same constituent partners as VMS Realty Investment, its predecessor. Effective January 1, 1987, VMS Realty Investment II assigned its beneficial interest in the Partnership to VMS Realty Investment. Effective January 2, 1998, the current General Partner was replaced by MAERIL, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"). MAERIL is a Delaware corporation, formed in March 1994, for the purpose of serving as general partner of various Partnerships. MAE GP Corporation ("MAE GP") is the sole stockholder of MAERIL and Metropolitan Asset Enhancement, L.P. ("MAE") is the sole stockholder of MAE GP Corporation. Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT") which is an affiliate of Insignia. Thus, the General Partner is now a wholly-owned subsidiary of IPT.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

The Partnership has no employees. Affiliates of Insignia have provided real estate advisory and asset management services to the Partnership since January 1, 1994. As advisor, such affiliates provide all partnership accounting and administrative services, investment management and supervisory services over property management and leasing.

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


The following table sets forth the Registrant's investments in properties:

                       Date of
Property              Purchase  Type of Ownership        Use

Rivercrest Village      10/85  Fee ownership subject  Apartment
  Apartments                   to first and second    328 units
                               mortgage

Richardson Highlands    10/85  Fee ownership subject  Apartment
  Apartments                   to first and second    198 units
                               mortgage

Serramonte Plaza        10/85  Fee ownership subject  Commercial complex
  Office Center                to first mortgage      of approx. 219,000 s.f.
                                                      located on approx.
                                                      15.4 acres


SCHEDULE OF PROPERTIES:

(dollar amounts in thousands)


                         Gross
                       Carrying   Accumulated                        Federal
Property                 Value   Depreciation     Rate     Method   Tax Basis

Rivercrest Village                              5-7 yrs    150% B
  Apartments           $18,088     $10,882     17-25 yrs     S/L    $ 5,077

Richardson Highlands                            5-7 yrs    150% B
  Apartments            17,019       7,590     17-25 yrs     S/L      8,132

Serramonte Plaza                                5-7 yrs
  Office Center         12,465       5,690     20-25 yrs     S/L      6,256

                       $47,572     $24,162                          $19,465

See "Note A" of the Consolidated Financial Statements included in "Item 7" for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES:

(dollar amounts in thousands)


                         Principal                                   Principal
                        Balance At                                    Balance
                       December 31,  Interest   Period    Maturity     Due At
Property                   1997         Rate   Amortized     Date     Maturity

Rivercrest Village
 1st mortgage            $11,600      7.35%     30 yrs    01/01/08    $10,053
 2nd mortgage              3,620      10.0%       (1)     01/15/00      3,620

Richardson Highlands
 1st mortgage             16,900      7.33%     30 yrs    01/01/05     15,502
 2nd mortgage              1,867      10.0%       (1)       01/15/00    1,867


Serramonte Plaza
 1st mortgage             11,943       8.67%    25 yrs    07/01/04     10,721

                         $45,930

1)  Interest only payments at a 7% rate are made to the extent of surplus cash.

In June 1997, the Partnership refinanced the mortgage indebtedness encumbering Serramonte Plaza. The previous mortgage note of approximately $7,365,000 was repaid from loan proceeds received from the refinancing. The new mortgage debt of $12,000,000 carries a stated interest rate of 8.67%, with a balloon payment due July 1, 2004. An extraordinary loss on early extinguishment of debt of approximately $1,348,000 was realized during the second quarter of 1997 due to the payment of approximately $1,102,000 in early payment mortgage fees and a loss of approximately $246,000 on the write-off of unamortized loan costs. In conjunction with the refinancing, a capital improvement reserve of approximately $500,000 was established and approximately $371,000 in loan costs were incurred.

In October 1990, the Partnership defaulted on the Richardson Highlands and Rivercrest Village subordinate notes payable (the second mortgage loans) due to the failure to make the required monthly debt service payments. The Partnership and the lender finalized an agreement on June 22, 1994, retroactive to July 1, 1993, to restructure the debt held on Richardson Highlands and Rivercrest Village. The junior lien mortgages were restructured to mature on January 15, 2000, and provide for a 10% interest rate (with a 7% pay rate), based on the "Agreed Valuation Amount", as defined in the restructure agreement. Interest payments are payable from surplus cash. The Agreed Valuation Amounts for Richardson Highlands and Rivercrest Village were approximately $7,268,000 and $7,110,000, respectively. A Note Face Amount of $8,126,000 for Richardson Highlands and $8,417,000 for Rivercrest Village was payable if an event of default under the restructure agreements was uncured.

Prior to the restructuring of the loans, interest accrued under the terms of the original subordinate notes payable. This accrued interest of $1,732,000 for Richardson Highlands and $2,327,000 for Rivercrest Village was added to the carrying amount of the loans at the date of restructure. The debt restructurings were accounted for as a modification of terms in which total future cash payments under the restructured loans exceeded the carrying values of the loans as of the date of restructure. Consequently, the carrying amounts of the loans were not changed and no gains were recognized on the restructurings. Interest accrued at an effective interest rate of 6.14% for Richardson Highlands and 4.37% for Rivercrest Village to equate the present values of the total future cash payments under the new terms with the carrying amounts of the loans at the date of restructure.

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

Excess proceeds from the 1997 refinancing of the first mortgages on Richardson Highlands and Rivercrest Village (as discussed below) were used to make payments of approximately $8,250,000 and $8,000,000, respectively, on the properties second mortgages. At December 31, 1997, the total estimated future cash payments are less than the recorded balance. Therefore, in compliance with Financial Accounting Standards 15, the Partnership reduced the carrying balance to the estimated future cash payments of $1,867,000 (Richardson Highlands) and $3,620,000 (Rivercrest Village) recognizing an extraordinary gain of approximately $1,887,000 on the partial extinguishment of debt. At December 31, 1997, the Agreed Valuation Amounts are $864,000 for Richardson Highlands and $1,934,000 for Rivercrest Village. The Note Face Amounts are $1,722,000 for Richardson Highlands and $3,241,000 for Rivercrest Village.

On December 31, 1997, the Richardson Highlands' first mortgage and Rivercrest Village's first mortgage were refinanced by Lehman Brothers Holdings, Inc. ("LBHI") with the outstanding principal balance being increased to $16,900,000 and $11,600,000, respectively. The old mortgage notes in the amount of $6,182,000 and $6,137,000 were repaid from loan proceeds received from the refinancing. The new Richardson Highlands' mortgage note carries a stated interest rate of 7.326%, with a balloon payment due January, 1, 2005, and requires monthly principal and interest payments. The new Rivercrest Village's mortgage note carries a stated interest rate of 7.348%, with a balloon payment due January 1, 2008, and requires monthly principal and interest payments. An extraordinary loss on early extinguishment of debt of approximately $32,000 on Richardson Highlands and $19,000 on Rivercrest Village was realized during the fourth quarter of 1997 due to prepayment penalties. In conjunction with the refinancing, a Repair Escrow of approximately $145,000 for Richardson Highlands and $190,000 for Rivercrest Village was established and loan costs of approximately $413,000 for Richardson Highlands and $299,000 for Rivercrest Village were incurred.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:



                               Average Annual                 Average
                                Rental Rates                 Occupancy
   Property                 1997            1996          1997        1996

Rivercrest Village      $ 7,509/unit    $ 7,355/unit      91%          91%
Richardson Highlands    $13,060/unit    $11,886/unit      98%          98%
Serramonte Plaza        $12.82/sq.ft.   $11.71/sq.ft.     88%          88%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other buildings in the area. The General Partner believes that all of the properties are adequately insured.

The following is a schedule of the lease expirations for the years 1998-2008:
(dollar amounts in thousands)


                    Number of                                 % of Gross
                   Expirations    Square Feet    Annual Rent  Annual Rent
Serramonte Plaza
1998                    20           23,054        $463           18%
1999                    9            39,453         498           20%
2000                    11           17,571         308           12%
2001                    5            13,793         127            5%
2002                    9            31,562         565           22%
2003                    --               --          --            --
2004                    1             2,419          54            2%
2005                    1            12,317         214            9%
2006                    5            14,619         239           10%
2007                    1            48,492          48            2%
2008                    --               --          --           --


The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for Serramonte Plaza, the Partnership's only commercial property:


     Nature of         Square Footage      Annual Rent Per          Lease
      Business             Leased            Square Foot         Expiration

    Office Space           48,492               $ .99              1/16/07



SCHEDULE OF REAL ESTATE TAXES AND RATES:

(dollar amounts in thousands)

                                     1997          1997
                                    Taxes          Rate

Rivercrest Village                 $ 154           1.14%
Richardson Highlands                 202           1.40%
Serramonte Plaza                      96           1.12%


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


During the fiscal year ended December 31, 1997, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                      PART II

ITEM 5. MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS


MARKET INFORMATION AND HOLDERS

As of December 31, 1997, there were 3,015 holders of record owning an aggregate of 16,267 Units. There is not, nor is it anticipated that there will be, a public market for the Units. The General Partner will not redeem or repurchase the Units, nor will the General Partner facilitate the matching of potential buyers and sellers of Units.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained else where in this report.


RESULTS OF OPERATIONS

The Partnership's net income for the year ended December 31, 1997, was approximately $1,102,000 compared to a net loss of approximately $2,118,000 in 1996. The increase in net income for December 31, 1997, versus the corresponding period of 1996, resulted from the gain of approximately $2,042,000 realized on the sale of buildings and land at Serramonte Plaza in the second quarter of 1997 and the extraordinary net gain on early extinguishment of debt of approximately $488,000 realized on the refinancing of all of the Partnership's investment properties (see discussion below). The increase in net income also resulted from an increase in rental income and a decrease in both general and administrative and depreciation expenses. Rental income increased primarily due to rental rate increases at Richardson Highlands and Rivercrest Village Apartments. Occupancy remained stable at all properties for 1997. General and administrative expense decreased primarily due to the reduced legal expenses incurred by Serramonte, LP, relating to VMS Apt-Port II's HUD settlement agreement reached in 1996.

Excess proceeds from the 1997 refinancing of the first mortgages on Richardson Highlands and Rivercrest Village (as discussed below) were used to make payments of approximately $8,250,000 and $8,000,000, respectively, on the properties second mortgages. At December 31, 1997, the total estimated future cash payments are less than the recorded balance. Therefore, in compliance with Financial Accounting Standards 15, the Partnership reduced the carrying balance to the estimated future cash payments of $1,867,000 (Richardson Highlands) and $3,620,000 (Rivercrest Village), recognizing an extraordinary gain of approximately $1,887,000 on the partial extinguishment of debt. At December 31, 1997, the Agreed Valuation Amounts are $864,000 for Richardson Highlands and $1,934,000 for Rivercrest Village. The Note Face Amounts are $1,722,000 for Richardson Highlands and $3,241,000 for Rivercrest Village.

On December 31, 1997, the Richardson Highlands' first mortgage and Rivercrest Village's first mortgage were refinanced by Lehman Brothers Holdings, Inc. ("LBHI") with the outstanding principal balance being increased to $16,900,000 and $11,600,000, respectively. The old mortgage notes in the amount of $6,182,000 and $6,137,000 were repaid from loan proceeds received from the refinancing. The new Richardson Highlands' mortgage note carries a stated interest rate of 7.326%, with a balloon payment due January, 1, 2005, and requires monthly principal and interest payments. The new Rivercrest Village's mortgage note carries a stated interest rate of 7.348%, with a balloon payment due January 1, 2008, and requires monthly principal and interest payments. An extraordinary loss on early extinguishment of debt of approximately $32,000 on Richardson Highlands and $19,000 on Rivercrest Village was realized during the fourth quarter of 1997 due to prepayment penalties. In conjunction with the refinancing, a Repair Escrow of approximately $145,000 for Richardson Highlands and $190,000 for Rivercrest Village was established and loan costs of approximately $413,000 for Richardson Highlands and $299,000 for Rivercrest Village were incurred.

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

In June 1997, the Partnership refinanced the mortgage indebtedness encumbering Serramonte Plaza. The previous mortgage note of approximately $7,365,000 was repaid from loan proceeds received from the refinancing. The new mortgage debt of $12,000,000 carries a stated interest rate of 8.67%, with a balloon payment due July 1, 2004. An extraordinary loss on early extinguishment of debt of approximately $1,348,000 was realized during the second quarter of 1997 due to the payment of approximately $1,102,000 in early payment mortgage fees and a loss of approximately $246,000 on the write-off of unamortized loan costs. In conjunction with the refinancing, a capital improvement reserve of approximately $500,000 was established and approximately $371,000 in loan costs were incurred. These loan costs are included in "Other assets" on the accompanying balance sheet and will be amortized over the term of the loan.

Included in operating expense for 1997 is approximately $185,000 of major repairs and maintenance comprised primarily of exterior painting, parking lot repairs, major landscaping and exterior building improvements. For 1996 approximately $207,000 of major repairs and maintenance comprised primarily of exterior building improvements, major landscaping and exterior painting are included in operating expense.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increase in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee the General Partner will be able to sustain such a plan.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Partnership held cash and cash equivalents of approximately $2,640,000 compared to approximately $1,557,000 at December 31, 1996. The net increase (decrease) in cash and cash equivalents for the years ended December 31, 1997 and 1996 was $1,083,000 and ($1,250,000), respectively.
Net cash used in operating activities decreased primarily due to net income in the current year compared to a net loss in 1996. The increase is offset by gains realized on the sale of investment properties and the early extinguishment of debt. Net cash provided by investing activities increased primarily as a result of the proceeds received from the sale of buildings and land at Serramonte Plaza (See Item 7: Note H - Sale of Property), a decrease in restricted escrows and an increase in property improvements and replacements. Net cash used in financing activities increased primarily as a result of the refinancing of all of the investment properties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of approximately $45,930,000, matures from January 2000 until January 2008, with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales, and availability of cash reserves.
No cash distributions were paid during the year ended December 31, 1997 or December 31, 1996.


Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.


Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.FINANCIAL STATEMENTS


INVESTORS FIRST-STAGED EQUITY L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors Report

Consolidated Balance Sheet at December 31, 1997

Consolidated Statements of Operations for the years ended December 31, 1997 and 1996

Consolidated Statements of Changes in Partners' Deficit for the years ended December 31, 1997 and 1996

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997 and 1996

Notes to Consolidated Financial Statements




                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Investors First-Staged Equity L.P.


We have audited the accompanying consolidated balance sheet of Investors First-Staged Equity L.P. (A Limited Partnership) as of December 31, 1997, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors First-Staged Equity L.P. at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                                        /s/  ERNST & YOUNG LLP


Greenville, South Carolina
March 3, 1998,
except for Note L, as to which the date is March 17, 1998

                         INVESTORS FIRST-STAGED EQUITY L.P.

                             CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)
                                 December 31, 1997





Assets
  Cash and cash equivalents                                            $  2,640
  Receivables and deposits (Note E)                                         712
  Restricted escrows                                                        766
  Other assets                                                            1,501
  Investment properties (Notes C, H and I):
     Land                                               $  8,402
     Buildings and related improvements                   39,170
                                                          47,572
     Less accumulated depreciation                       (24,162)        23,410
                                                                       $ 29,029

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                     $     52
  Accrued interest                                                          183
  Tenant security deposit liabilities                                       391
  Other liabilities                                                         101
  Advances from affiliates of General Partner                               320
  Mortgage notes payable (Note C)                                        45,930

Partners' Deficit
  General partner                                       $   (361)
  Limited partners (16,267 units issued and
    outstanding)                                         (17,587)       (17,948)

                                                                       $ 29,029

            See Accompanying Notes to Consolidated Financial Statements


                       INVESTORS FIRST-STAGED EQUITY L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)




                                                        Years Ended December 31,
                                                           1997           1996
Revenues:
 Rental income                                          $  7,408       $  7,071
 Other income                                                385            292
 Gain on sale of investment property                       2,042             --
    Total revenues                                         9,835          7,363

Expenses:
 Operating                                                 2,842          2,704
 General and administrative                                  194            529
 Depreciation                                              1,844          1,907
 Interest                                                  3,884          3,887
 Property taxes                                              457            454
    Total expenses                                         9,221          9,481

Income (loss) before extraordinary item                      614         (2,118)
Extraordinary item - net gain on early
 extinguishment of debt (Note C)                             488             --

Net income (loss)                                       $  1,102       $ (2,118)

Net income (loss) allocated to general partners (1%)    $     11       $    (21)
Net income (loss) allocated to limited partners (99%)      1,091         (2,097)

                                                        $  1,102       $ (2,118)

Per limited partnership unit:
Income (loss) before extraordinary item                 $  37.37       $(128.91)
Extraordinary item                                         29.70            --

Net income (loss)                                       $  67.07       $(128.91)

          See Accompanying Notes to Consolidated Financial Statements


                       INVESTORS FIRST-STAGED EQUITY L.P.

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)




                               Limited
                             Partnership    General     Limited
                                Units      Partners     Partners      Total
Partners' deficit at
  December 31, 1995             16,267     $(351)       $(16,581)   $(16,932)

Net loss for the year
   ended December 31, 1996          --       (21)         (2,097)     (2,118)

Partner's deficit at
   December 31, 1996            16,267     $(372)       $(18,678)   $(19,050)

Net income for the year
  ended December 31, 1997           --        11           1,091       1,102

Partners' deficit at
  December 31, 1997             16,267     $(361)       $(17,587)   $(17,948)


         See Accompanying Notes to Consolidated Financial Statements


                       INVESTORS FIRST-STAGED EQUITY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           Years Ended December 31,
                                                               1997        1996
Cash flows from operating activities:
  Net income (loss)                                         $  1,102    $ (2,118)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
    Depreciation                                               1,844       1,907
    Amortization of loan costs and leasing commissions           120         114
    Bad debt expense                                              --         119
    Gain on sale of investment property                       (2,042)         --
    Extraordinary net gain on early extinguishment of debt      (488)         --
    Change in accounts:
      Receivables and deposits                                   114         154
      Other assets                                              (212)       (137)
      Accounts payable                                           (26)        (17)
      Accrued interest                                          (416)       (391)
      Tenant security deposit liabilities                        (55)         40
      Other liabilities                                          (83)       (191)
      Net cash used in operating activities                     (142)       (520)

Cash flows from investing activities:
  Proceeds from sale of investment property                    4,360          --
  Property improvements and replacements                        (652)       (193)
  Withdrawals from (deposits to) restricted escrows              131        (457)
  Collections on note receivable                                  44          40
      Net cash provided by (used in)
        investing activities                                   3,883        (610)

Cash flows from financing activities:
  Payment of loan costs                                       (1,083)       (368)
  Prepayment penalty                                             (51)         --
  Payments on mortgage notes payable                            (437)       (630)
  Payment of mortgage fee                                     (1,102)         --
  Payments on advances from affiliates                          (189)       (545)
  Repayment of mortgage note payable                         (40,296)    (10,577)
  Proceeds from refinance of mortgage                         40,500      12,000
      Net cash used in financing activities                   (2,658)       (120)

Net increase (decrease) in cash and cash equivalents           1,083      (1,250)

Cash and cash equivalents at beginning of year                 1,557       2,807

Cash and cash equivalents at end of year                     $ 2,640     $ 1,557

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $ 5,457     $ 4,156
  Interest transferred to principal                          $ 1,335     $    --

          See Accompanying Notes to Consolidated Financial Statements

                         INVESTORS FIRST-STAGED EQUITY L.P.

                     Notes to Consolidated Financial Statements

                                 December 31, 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:

Investors First-Staged Equity L.P. (the "Partnership") was organized in May 1985, and began operations on October 2, 1985. The Restated Limited Partnership Agreement provides for VMS Realty Investment (formerly known as VMS Realty Partners) to be the General Partner and for the admittance of Limited Partners through the sale of up to 23,220 Limited Partnership Units at $3,000 for each unit. The Partnership has collected capital contributions totaling $48,802,000 representing 16,267 Units outstanding. The Partnership currently owns and operates two residential properties and an office center in California.

Effective January 1, 1986, VMS Realty Investment assigned its interest in future profits, losses, operating cash flow and liquidation proceeds of the Partnership to VMS Realty Investment II, which subsequently became the General Partner. VMS Realty Investment II is a general partnership formed to be the sole general partner of the Partnership and has the same constituent partners as VMS Realty Investment, its predecessor. Effective January 1, 1987, VMS Realty Investment II assigned its beneficial interest in the Partnership to VMS Realty Investment. Effective January 2, 1998, the current General Partner was replaced by MAERIL, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia"). MAERIL is a Delaware corporation, formed in March 1994, for the purpose of serving as general partner of various Partnerships. MAE GP Corporation ("MAE GP") is the sole stockholder of MAERIL and Metropolitan Asset Enhancement, L.P. ("MAE") is the sole stockholder of MAE GP Corporation. Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT") which is an affiliate of Insignia. Thus, the General Partner is now a wholly-owned subsidiary of IPT.

Basis of Consolidation:

The accompanying consolidated financial statements of the Partnership include its 99% limited partnership interests in Serramonte, LP, VMS Apartments Portfolio II and VMS Apartments Portfolio III. The Partnership may remove the General Partner of Serramonte, LP, VMS Apartments Portfolio II and VMS Apartments Portfolio III; therefore, the partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks, money market funds and certificates of deposit with original maturities of less that ninety days. At certain times the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Escrows:

Capital Improvement Reserve - In connection with the refinancing of Serramonte Plaza, Richardson Highlands and Rivercrest Village in 1997, approximately $835,000 of the proceeds were designated as a repair escrow and capital improvement escrow for the funding of immediately required capital improvements and repairs as noted in the loan documents. At December 31, 1997, approximately $369,000 remain in the accounts.

Replacement Reserve - In connection with the refinancing of Richardson Highlands and Rivercrest Village in 1997, monthly deposits of approximately $11,000 are required each month during the term of the loan. The December 31, 1997 replacement reserve balance of approximately $397,000 relates to old mortgage notes. Reimbursements to the Partnership of this amount is expected in 1998.

Depreciation: Depreciation is computed using the following methods and estimated useful lives:


                             GAAP BASIS                    TAX BASIS
                                      Lives                            Lives
                        Method       (Years)         Method           (Years)

Buildings and
improvements:

Commercial        Straight-line     20-25    Straight-line       18, 19, 31.5
                                             (ACRS & MACRS)         and 39

Residential       Straight-line     17-25    175% Declining       18, 19 and
                                             Balance (ACRS,          27.5
                                             MACRS)

Personal Property 150% Declining    5 & 7    150% Declining          5 & 7
                  Balance                    Balance (ACRS,
                                             and MACRS)


Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were necessary for the years ended December 31, 1997 or 1996.

Loan Costs: Loan costs, included in other assets on the balance sheet, of approximately $1,083,000 are being amortized on a straight-line basis over the lives of the related loans. Current accumulated amortization is approximately $26,000 and is also included in other assets on the balance sheet. Amortization of loan costs is included in interest expense in the accompanying statements of operations.

Lease Commissions: Lease commissions of approximately $280,000, less accumulated amortization of approximately $137,000, are being amortized using the straight-line method over the term of the respective leases.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Fair Value of Financial Instruments: The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at an estimated borrowing rate currently available to the Partnership, approximates its carrying value.

Leases: The Partnership generally leases apartment units at Rivercrest Village and Richardson Highlands for twelve-month terms or less. The Partnership leases certain commercial space at Serramonte Plaza to tenants under various lease terms. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the lease. This straight-line basis recognized approximately $234,000 more in rental income than was collected in 1997 and prior years. This amount will be collected in future years as cash collections under the terms of the leases exceed the straight-line basis of revenue recognition.

Use of Estimates: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

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

NOTE C - MORTGAGE NOTES PAYABLE
(dollar amounts in thousands)

                       Principal    Monthly                       Principal
                       Balance At   Payment     Stated             Balance
                      December 31, Including   Interest  Maturity   Due At
Property                   1997     Interest     Rate      Date    Maturity

Rivercrest Village
  1st mortgage         $11,600     $ 80          7.35%   01/01/08   $10,053
  2nd mortgage           3,620       (1)         10.0%   01/15/00     3,620

Richardson Highlands
 1st mortgage           16,900      116          7.33%   01/01/05    15,502
 2nd mortgage            1,867       (1)         10.0%   01/15/00     1,867

Serramonte Plaza
 1st mortgage           11,943       98          8.67%   07/01/04    10,721

                       $45,930

(1) Interest only payments at a 7% rate are made to the extent of surplus cash.

All first mortgage agreements include non-recourse provisions which limit the lenders' remedies in the event of default to the specific properties collateralizing each loan.

The second mortgage agreements are collateralized by all the Partnership's interests in the sub-tier partnerships that own the related properties.

In June 1997, the Partnership refinanced the mortgage indebtedness encumbering Serramonte Plaza. The previous mortgage note of approximately $7,365,000 was to be repaid from loan proceeds received from the refinancing. The new mortgage debt of $12,000,000 carries a stated interest rate of 8.67%, with a balloon payment due July 1, 2004. An extraordinary loss on early extinguishment of debt of approximately $1,348,000 was realized during the second quarter of 1997 due to the payment of approximately $1,102,000 in early payment mortgage fees and a loss of approximately $246,000 on the write-off of unamortized loan costs. In conjunction with the refinancing, a capital improvement reserve of approximately $500,000 was established and approximately $371,000 in loan costs were incurred.

In October 1990, the Partnership defaulted on the Richardson Highlands and Rivercrest Village subordinate notes payable (the second mortgage loans) due to the failure to make the required monthly debt service payments. The Partnership and the lender finalized an agreement on June 22, 1994, retroactive to July 1, 1993, to restructure the debt held on Richardson Highlands and Rivercrest Village. The junior lien mortgages were restructured to mature on January 15, 2000, and provide for a 10% interest rate (with a 7% pay rate), based on the "Agreed Valuation Amount", as defined in the restructure agreement. Interest payments are payable from surplus cash. The Agreed Valuation Amounts for Richardson Highlands and Rivercrest Village were approximately $7,268,000 and
$7,110,000, respectively.   A note face amount of $8,126,000 for Richardson
Highlands and $8,417,000 for Rivercrest Village was payable upon maturity. The agreement also allowed the lender to receive fifty percent of any net proceeds from the sale or refinancing of the properties after the payment of all mortgage notes payable and subordinated debt.


Prior to the restructuring of the loans, interest accrued under the terms of the original subordinate notes payable. This accrued interest of $1,732,000 for Richardson Highlands and $2,327,000 for Rivercrest Village was added to the carrying amount of the loans at the date of restructure. The debt restructurings were accounted for as a modification of terms in which total future cash payments under the restructured loans exceeded the carrying values of the loans as of the date of restructure. Consequently, the carrying amounts of the loans were not changed and no gains were recognized on the restructurings. Interest accrued at an effective interest rate of 6.14% for Richardson Highlands and 4.37% for Rivercrest Village to equate the present values of the total future cash payments under the new terms with the carrying amounts of the loans at the date of restructure.

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

Excess proceeds from the 1997 refinancing of the first mortgages on Richardson Highlands and Rivercrest Village (as discussed below) were used to make payments of approximately $8,250,000 and $8,000,000, respectively, on the properties second mortgages. At December 31, 1997, the total estimated future cash payments are less than the recorded balance. Therefore, in compliance with Financial Accounting Standards 15, the Partnership reduced the carrying balance to the estimated future cash payments of $1,867,000 (Richardson Highlands) and $3,620,000 (Rivercrest Village), recognizing an extraordinary gain of approximately $1,887,000 on the partial extinguishment of debt. At December 31, 1997, the Agreed Valuation Amounts are $864,000 for Richardson Highlands and $1,934,000 for Rivercrest Village. The Note Face Amounts are $1,722,000 for Richardson Highlands and $3,241,000 for Rivercrest Village.

On December 31, 1997, the Richardson Highlands' first mortgage and Rivercrest Village's first mortgage were refinanced by Lehman Brothers Holdings, Inc. ("LBHI") with the outstanding principal balance being increased to $16,900,000 and $11,600,000, respectively. The old mortgage notes in the amount of $6,182,000 and $6,137,000 were repaid from loan proceeds received from the refinancing. The new Richardson Highlands' mortgage note carries a stated interest rate of 7.326%, with a balloon payment due January, 1, 2005, and requires monthly principal and interest payments. The new Rivercrest Village's mortgage note carries a stated interest rate of 7.348%, with a balloon payment due January 1, 2008, and requires monthly principal and interest payments. An extraordinary loss on early extinguishment of debt of approximately $32,000 on Richardson Highlands and $19,000 on Rivercrest Village was realized during the fourth quarter of 1997 due to prepayment penalties. In conjunction with the refinancing, a Repair Escrow of approximately $145,000 for Richardson Highlands and $190,000 for Rivercrest Village was established and loan costs of approximately $412,000 for Richardson Highlands and $299,000 for Rivercrest Village were incurred.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1997, are as follows (dollar amount in thousands):


            1998                             $   394
            1999                                 450
            2000                               5,973
            2001                                 526
            2002                                 568
            Thereafter                        38,019
                                             $45,930

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

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss):


                                                   1997             1996

Net income (loss) as reported                  $  1,102          $ (2,118)
Add (deduct)
   Sale of property                                  86                --
   Debt forgiveness                                 524                --
   Depreciation differences                          44              (467)
   Interest on advances from
     affiliates                                      --              (258)
   Deferred expense                                (234)             (382)
   Other                                            490              (190)

Federal taxable (loss) income                  $  2,102          $ (3,415)

Federal taxable (loss) income
   per limited partnership unit                $ 122.45          $(207.83)

The following is a reconciliation between the partnership's reported amounts and Federal tax basis of net assets and liabilities as of December 31, 1997:


     Net deficit as reported                              $(17,948)
     Land and buildings                                      6,336
     Accumulated depreciation                              (10,281)
     Syndication                                             6,832
     Debt forgiveness                                          524
     Accrued liabilities                                      (234)
     Other                                                      79

          Net deficit - Federal tax basis                 $(14,692)



NOTE E - NOTE RECEIVABLE

During 1990, Serramonte Plaza advanced $305,000 for tenant improvements to one of its tenants as provided for in the related lease documents. The note bears interest at 12% per annum and is to be repaid over the remaining term of the lease through monthly additional rent payments of approximately $5,000 from October 1990 through May 1999. The outstanding balance of the note receivable was $75,000 at December 31, 1997, and is included in receivables and deposits.


NOTE F - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

The Partnership has no employees and is dependent on the General Partner or its affiliates for the management and administration of all partnership activities. The General Partner or its affiliates may be reimbursed for direct expenses relating to the Partnership's administration and other costs charged on behalf of the Partnership.

Effective January 2, 1998, the current General Partner was replaced by MAERIL, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia").

The Partnership has engaged affiliates of Insignia to provide day-to-day management of the Partnership's properties. These affiliates received approximately $390,000 and $385,000 of such fees during 1997 and 1996, respectively. An affiliate of Insignia also provided partnership administration and management services for the Partnership in 1997 and 1996. Reimbursements for direct expenses relating to these services totaled approximately $793,000 (including approximately $506,000 relating to the refinancing of all of the properties, approximately $143,000 relating to the sale of property (see Note
H), and $4,000 of construction service fees) for 1997 and $153,000 for 1996. Approximately $82,000 of accrued expense reimbursements which had been accruing since 1994 were paid in 1997. Also, on December 31, 1997 an affiliate of Insignia acquired all rights in the Partnership's Subordinated Notes for $250,000.

NOTE G - OPERATING LEASES
(dollar amounts in thousands)

The Partnership receives rental income from commercial leases under operating leases with various terms. Minimum future rentals under operating leases with terms of one year or more for the Partnership as of December 31, 1997, are as follows:


            1998                         $2,243
            1999                          1,764
            2000                          1,495
            2001                          1,268
            2002                            957
            Thereafter                    1,796
                                         $9,523


NOTE H - SALE OF PROPERTY

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


NOTE I- INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(dollar amounts in thousands)


                                             Initial Cost
                                            To Partnership

                                                Buildings,
                                                 Leasehold         Cost
                                                 interests     Capitalized
                                                and Related   (Written down)
                          Encumbrances  Land      Personal      Subsequent
  Rivercrest Village
    Sacramento, CA        $15,220     $ 1,230   $15,171         $  1,687

  Richardson Highlands
    Marin County, CA       18,767       5,196    10,455            1,368

  Serramonte Plaza
    Daly City, CA          11,943       4,272    20,278          (12,085)

      Totals              $45,930     $10,698   $45,904         $ (9,030)


                     Gross Amount At Which Carried
                          At December 31, 1997

                               Buildings
                              And Related
                               Personal
Description          Land      Property        Total        Depreciation   Construction    Acquired
Rivercrest Village  $1,231     $16,857       $18,088          $10,882          1975          10/85

Richardson           5,200      11,819        17,019            7,590          1979          10/85

Serramonte Plaza     1,971      10,494        12,465            5,690        1971-1981       10/85

   Totals           $8,402     $39,170       $47,572          $24,162

The depreciable lives for the buildings and components are 5 to 25 years. The depreciable lives for related personal property are 5 to 7 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                          Year Ended      Year Ended
                                          December 31,    December 31,
                                             1997            1996
Investment Properties

Balance at beginning of year               $51,125         $50,932
  Property improvements                        652             193
  Disposition of Property                   (4,205)             --
Balance at End of Year                     $47,572         $51,125

Accumulated Depreciation

Balance at beginning of year               $24,213         $22,306
 Additions charged to expense                1,844           1,907
 Disposition of property                    (1,895)             --
Balance at End of Year                     $24,162         $24,213


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is $53,908,000 and $58,797,000, respectively.
The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is $34,443,000 and $35,960,000, respectively.

NOTE J - HUD CONTINGENCIES

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

NOTE K- LEGAL PROCEEDINGS

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

NOTE L - SUBSEQUENT EVENTS

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


        None.


                                        PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The General Partner of the Partnership at December 31, 1997, was VMS Realty Investment II, an Illinois General Partnership.

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

JOEL A. STONE, age 53, is President and Chief Executive Officer of Strategic Realty Advisors, Inc., since November 1993. From the inception in 1981 of VMS Realty Partners, he held the positions of President and then Chief Executive Officer. Mr. Stone began his career as an Internal Revenue Agent and worked as a certified public accountant and an attorney specializing in taxation and real estate law. In 1972, Mr. Stone co-founded the certified public accounting firm formerly known as Moss, Stone and Gurdak. In 1979, Mr. Stone joined the Van Kampen group of companies, a privately held business engaged in investment banking and in real estate activities. He served as Senior Vice President of Van Kampen Merritt, Inc. until its sale to Xerox Corporation in 1984. An alumnus of DePaul University, Mr. Stone earned a Bachelor of Science degree in Accounting in 1966 and a Juris Doctorate in 1970. Mr. Stone is a member of the Illinois Bar and a certified public accountant.

PETER R. MORRIS, age 48, is a member of the Executive Committee of VMS, and is one of the three individuals owning the entities that own VMS. From July 1970 to June 1973, Mr. Morris was employed by Continental Wingate Company, Inc., a firm engaged in the development of inner city housing projects, in the capacities of Vice President/Finance, Director/Consulting Division and Executive Assistant to the President. He has published a book and numerous articles relating to real estate development and syndication. Mr. Morris has been involved in the real estate and finance business with Messrs. Van Kampen and Stone since 1977. He received a Bachelor of Arts degree (summa cum laude) from Princeton University in 1971 and a Juris Doctorate (cum laude) from Harvard Law School in 1975.

ROBERT D. VAN KAMPEN, age 59, is a member of the Executive Committee of VMS and is one of the three individuals owning the entities that own VMS. Mr. Van Kampen has been involved in various facets of the municipal and corporate bond business for over 20 years. In 1967, he co-founded the company now known as Van Kampen Merritt, Inc., which specializes in municipal bonds and acts as a sponsor of unit investment trusts. The firm was sold to Xerox Corporation in January 1984. Mr. Van Kampen is a general partner of Van Kampen Enterprises. Mr. Van Kampen received his Bachelor of Science degree from Wheaton College in 1960.

STUART ROSS, age 61, is a member of the Executive Committee of VMS. He is an executive vice president of Xerox Corporation and chairman and chief executive officer of Xerox Financial Services, Inc., a wholly owned subsidiary. Mr. Ross joined Xerox in 1966 and has held a series of financial management positions.
He assumed his current position in May 1990. Prior to Xerox, Mr. Ross was a financial representative for The Macmillan Publishing Company from 1963 to 1966, and a public accountant for Harris, Kerr, Forster & Company from 1958 to 1963. Mr. Ross is a director of Crum and Forster, Inc. and Ekco Group, Inc., and a trustee of the State University of New York at Purchase. He received a bachelor of science degree in accounting from New York University in 1958 and a master of business administrative degree from the City College of New York in 1966. Mr. Ross is a certified public accountant.

RICHARD A. BERMAN, age 46, is a Senior Vice President and General Counsel of Strategic Realty Advisors, Inc. From 1986 through 1993, Mr. Berman was employed by VMS Realty Partners and was First Vice President and Corporate Counsel.
Prior to joining VMS Realty Partners, Mr. Berman was a partner in the law firm of Gottlieb and Schwartz with his practice concentrated in corporate and real estate law. He received a Juris Doctorate from Northwestern University School of Law (Cum laude, 1976) and a Bachelor of Arts degree from the University of Illinois (high honors, 1973). Mr. Berman is a member of the Illinois Bar.

THOMAS A. GATTI, age 41, is Senior Vice President - Partnership Accounting of Strategic Realty Advisors, Inc., effective November 18, 1993. Prior to this time, Mr. Gatti was First Vice President - Partnership Accounting with VMS Realty Partners, where he was employed since January, 1982. Prior to joining VMS Realty Partners, he was with Coopers & Lybrand. Mr. Gatti received a Bachelor of Science in Accounting from DePaul University in 1978. Mr. Gatti is a Certified Public Accountant.

ITEM 10.    EXECUTIVE COMPENSATION

None of the directors and officers of the General Partner received any remuneration from the Partnership.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Units of the Partnership as of December 31, 1997 and as of the date of this filing.

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

Effective January 2, 1998, the current General Partner was replaced by MAERIL, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia").

Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT") which is an affiliate of Insignia. Thus, the General Partner is now a wholly-owned subsidiary of IPT.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

The Partnership has engaged affiliates of Insignia to provide day-to-day management of the Partnership's properties. These affiliates received approximately $390,000 and $385,000 of such fees during 1997 and 1996, respectively. An affiliate of Insignia also provided partnership administration and management services for the Partnership in 1997 and 1996. Reimbursements for direct expenses relating to these services totaled approximately $793,000 (including approximately $506,000 relating to the refinancing of all of the properties, approximately $143,000 relating to the sale of property, and $4,000 of construction service fees) for 1997 and $153,000 for 1996. Approximately $82,000 of accrued expense reimbursements which had been accruing since 1994 were paid in 1997. Also, on December 31, 1997 an affiliate of Insignia acquired all rights in the Partnership's Subordinated Notes for $250,000.



                                    PART IV


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits:

            See Exhibit Index

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     (b)    Reports on Form 8-K filed during the fourth quarter of 1997:

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




                              INVESTORS FIRST-STAGED EQUITY L.P.
                              (Registrant)



                              By:  VMS Realty Investment II,
                                   its General Partner

                              By:  JAS Realty Corporation



Date: April 2, 1998           By:  /s/Joel A. Stone
                                   Joel A. Stone, President


Date: April 2, 1998           By:  /s/Thomas A. Gatti
                                   Thomas A. Gatti, Senior Vice
                                   President and Principal
                                   Accounting Officer



       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.



/s/Joel A. Stone                    President
Joel A. Stone


/s/Thomas A. Gatti                  Senior Vice President and
Thomas A. Gatti                     Principal Accounting Officer



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

     10D Contracts related to sale of buildings and land at Serramonte Plaza:

                    a) CONTRACT OF SALE executed August 28, 1996, made and
                       entered into by and between Serramonte Plaza, a California limited partnership, and Daly City Partners, LLC, a California limited liability company.

                    b) FIRST AMENDMENT TO CONTRACT OF SALE entered into
                       effective as of September 27, 1996, by and between Serramonte Plaza, a California limited partnership, and Daly City Partners, LLC, a California limited liability company.

                    c) SECOND AMENDMENT TO CONTRACT OF SALE entered into
                       effective as of October 7, 1996, by and between Serramonte Plaza, a California limited partnership, and Daly City Partners, LLC, a California limited liability company.

                    d) THIRD AMENDMENT TO CONTRACT OF SALE entered into
                       effective as of October 14, 1996, by and between Serramonte Plaza, a California limited partnership, and Daly City Partners, LLC, a California limited liability company.

                    e) FOURTH AMENDMENT TO CONTRACT OF SALE entered into
                       effective as of November 1996, by and between Serramonte Plaza, a California limited partnership, and Daly City Partners, LLC, a California limited liability company.

                    f) FIFTH AMENDMENT TO CONTRACT OF SALE entered into
                       effective as of January 1997, by and between Serramonte Plaza, a California limited partnership, and Daly City Partners, LLC, a California limited liability company.

                    g) SIXTH AMENDMENT TO CONTRACT OF SALE entered into
                       effective as of March 20, 1997, by and between Serramonte Plaza, a California limited partnership, and Daly City Partners, LLC, a California limited liability company.

                    h) ASSIGNMENT AND ASSUMPTION OF LEASES.

                    i) BLANKET CONVEYANCE, BILL OF SALE AND ASSIGNMENT.

     10E            Contracts related to debt refinancing of Rivercrest
                    Apartments:

                    a) Promissory note dated December 31, 1997 between VMS
                       Apartment Portfolio Associates III and Lehman Brothers Holdings, Inc.

                    b) Deed of Trust, Security Agreement, Fixture Filing and
                       Assignment of Leases and Rents by VMS Apartment Portfolio Associates III to Commonwealth Land Title Insurance Company for the benefit of Lehman Brothers Holdings, Inc. dated December 31, 1997.

                    c) Absolute Assignment of Leases and Rents by VMS Apartment
                       Portfolio Associates III to Lehman Brothers Holdings, Inc. dated December 31, 1997.

      10F Contracts related to debt refinancing of Richardson Highlands Apartments.

                    a) Promissory note dated December 31, 1997 between VMS
                       Apartment Portfolio Associates II and Lehman Brothers Holdings, Inc.

                    b) Deed of Trust, Security Agreement, Fixture Filing and
                       Assignment of Leases and Rents by VMS Apartment Portfolio Associates II to Commonwealth Land Title Insurance Company for the benefit of Lehman Brothers Holdings, Inc. dated December 31, 1997.

                    c) Absolute Assignment of Leases and Rents by VMS Apartment
                       Portfolio Associates II to Lehman Brothers Holdings, Inc. dated December 31, 1997.

     27             Financial Data Schedule