Form 10QSB
period 1998-03-31
INVESTORS FIRST STAGED EQUITY L P
filed 1998-05-13
CIK 768834

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998

                                       or

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


                                 (847) 562-4537
                           Issuer's telephone number


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
                                  (Unaudited)

                                 March 31, 1998



Assets
  Cash and cash equivalents                                        $  2,769
  Receivables and deposits, net of allowance
    for doubtful accounts of $10                                        764
  Restricted escrows                                                    391
  Other assets                                                        1,554
  Investment properties:
     Land                                         $  8,402
     Buildings and related improvements             39,360
                                                    47,762
  Less accumulated depreciation                    (24,626)          23,136
                                                                   $ 28,614

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                 $     48
  Accrued interest                                                      369
  Tenant security deposit liabilities                                   410
  Accrued property taxes                                                113
  Other liabilities                                                      81
  Advances from affiliates of General Partner                           321
  Mortgage notes payable                                             45,285

Partners' Deficit
  General partner                                 $   (362)
  Limited partners (16,267 units
     issued and outstanding)                       (17,651)         (18,013)
                                                                   $ 28,614


          See Accompanying Notes to Consolidated Financial Statements

b)
                       INVESTORS FIRST-STAGED EQUITY L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)


                                                 Three Months Ended
                                                      March 31,
                                                 1998          1997
Revenues:
 Rental income                                 $ 1,978       $ 1,838
 Other income                                       86            73
    Total revenues                               2,064         1,911

Expenses:
 Operating                                         665           660
 General and administrative                         69            53
 Depreciation                                      464           476
 Interest                                          828         1,076
 Property taxes                                    113           125
    Total expenses                               2,139         2,390

Loss before extraordinary item                 $   (75)      $  (479)
Extraordinary item-net gain on early
  extinguishment of debt                            10            --

    Net loss                                   $   (65)      $  (479)

Net loss allocated to general partner (1%)     $    (1)      $    (5)
Net loss allocated to limited partners (99%)       (64)         (474)

                                               $   (65)      $  (479)
Per limited partnership unit:
Loss before extraordinary item                 $ (4.54)      $(29.14)
Extraordinary item                                 .61            --

Net loss per limited partnership unit          $ (3.93)      $(29.14)


             See Accompanying Notes to Consolidated Financial Statements


c)
                       INVESTORS FIRST-STAGED EQUITY L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)
                                  (Unaudited)

                                        Limited
                                      Partnership     General     Limited
                                         Units        Partner     Partners     Total
Partners' deficit at
  December 31, 1997                     16,267      $   (361)   $ (17,587)   $ (17,948)

Net loss for the three months ended
  March 31, 1998                            --            (1)         (64)         (65)

Partners' deficit at
  March 31, 1998                        16,267      $   (362)   $ (17,651)   $ (18,013)

             See Accompanying Notes to Consolidated Financial Statements

d)
                       INVESTORS FIRST-STAGED EQUITY L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                                 1998       1997
Cash flows from operating activities:
  Net loss                                                     $   (65)   $  (479)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                                   464        476
    Amortization of loan costs and leasing commissions              47         40
   Extraordinary net gain on early extinguishment of debt          (10)        --
   Change in accounts:
      Receivables and deposits                                     (52)        23
      Other assets                                                   6       (133)
      Accounts payable                                              (4)        15
      Accrued interest                                             186        487
      Tenant security deposit liabilities                           19        (10)
      Accrued property taxes                                       113         39
      Other liabilities                                            (20)       (35)

      Net cash provided by operating activities                    684        423

Cash flows from investing activities:
  Property improvements and replacements                          (190)       (62)
  Withdrawals from (deposits to) restricted escrow                 375        (13)

      Net cash provided by (used in) investing activities          185        (75)

Cash flows from financing activities:
 Payment of loan costs                                            (106)        --
 Payments on mortgage notes payable                               (635)       (96)
 Advances to affiliates                                              1        197

      Net cash (used in) provided by financing activities         (740)       101

Net increase in cash and cash equivalents                          129        449

Cash and cash equivalents at beginning of period                 2,640      1,557

Cash and cash equivalents at end of period                     $ 2,769    $ 2,006

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $   602    $   542

             See Accompanying Notes to Consolidated Financial Statements

e)                    INVESTORS FIRST-STAGED EQUITY L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Investors First-Staged Equity L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.


NOTE B - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

The Partnership has no employees and is dependent on the General Partner or its affiliates for the management and administration of all partnership activities. The General Partner is a wholly-owned subsidiary of Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The General Partner or its affiliates may be reimbursed for direct expenses relating to the Partnership's administration and other costs charged on behalf of the Partnership.

Effective January 2, 1998, VMS Realty Investment II the prior General Partner was replaced by MAERIL, Inc. an affiliate of Insignia.

The Partnership has engaged affiliates of Insignia to provide day-to-day management of the Partnership's properties. These affiliates received approximately $116,000 and $99,000 of such fees for the three months ended March 31, 1998 and 1997, respectively. An affiliate of Insignia also provided partnership administration and management services for the Partnership. Reimbursements for direct expenses relating to these services totaled approximately $77,000 (including $40,000 of loan costs related to the refinancing of the properties in 1997) for the three months ended March 31, 1998, and $38,000 for the three months ended March 31, 1997.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

NOTE C - EARLY EXTINGHUISHMENT OF DEBT

At March 31, 1998, the total estimated future cash payments, on the Partnership's properties second mortgages, are less than the recorded balance. Therefore, in compliance with Financial Accounting Standards 15, the Partnership reduced the carrying balance to the estimated future cash payments of $1,573,000 (Richardson Highlands) and $3,355,000 (Rivercrest Village), recognizing an extraordinary gain of approximately $10,000 on the partial extinguishment of debt.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy for these properties for the three months ended March 31, 1998 and 1997:


                                                 1998         1997
Rivercrest Village Apartments
     Sacramento, California                       90%         95%

Richardson Highlands Apartments
    Marin City, California                        99%         98%

Serramonte Plaza
     Daly City, California                        95%         79%

The General Partner attributes the decrease in occupancy at Rivercrest Village Apartments to a recent change in demographics of the property's location. The increase in occupancy at Serramonte Plaza was primarily due to the vacancy of one building during 1997 which accounted for approximately 8% of the property. This building was sold in April of 1997.

RESULTS OF OPERATIONS

The Partnership realized a net loss of approximately $65,000 for the three months ended March 31, 1998, compared to a net loss of approximately $479,000 for the three months ended March 31, 1997. The decrease in net loss is attributable to an increase in rental income and a decrease in interest expense. Rental income increased due to increased occupancy at Serromonte Plaza and Richardson Highlands Apartments which was partially offset by a decrease in occupancy at Rivercrest Village Apartments. The increase in rental income was also due to rental rate increases at Richardson Highlands and Rivercrest Village Apartments. Interest expense decreased due to the refinancing of the first mortgages on Serramonte Plaza, Richardson Highland and Rivercrest Village and the pay down of Richardson Highland and Rivercrest Village's second mortgages. The pay down of these second mortgages caused the total estimated future cash payments to be less than the recorded balances; therefore, in compliance with Financial Accounting Standard 15, the Partnership reduce the carrying balance to the estimated future cash payments of $1,573,000 (Richardson Highlands) and $3,355,000 (Rivercrest Village), recognizing an extraordinary gain of approximately $10,000 on the partial extinguishment of debt at March 31, 1998.

Included in operating expense for the three months ended March 31, 1998 is approximately $6,000 of major repairs and maintenance comprised primarily of exterior building improvements and swimming pool repairs. For the three months ended March 31, 1997, approximately $13,000 of major repairs and maintenance comprised primarily of major landscaping and exterior building improvements were included in operating expense.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership held cash and cash equivalents of approximately $2,769,000 at March 31, 1998, compared to approximately $2,006,000 at March 31, 1997. The net increase in cash and cash equivalents for the three months ended March 31, 1998 was $129,000. The net increase in cash and cash equivalents for the three months ended March 31, 1997 was $449,000. The net cash provided by operating activities increased primarily due to the decrease in net loss as described above and an increase in accrued property taxes related to the timing of payments and the sale of one building at Serramonte Plaza. This increase was partially offset by the reduction in the accrual of interest. The decrease in the accrual of interest as compared to the three month period in 1997 is due to the refinancing of all the properties' first mortgages at a lower interest rate and the decrease in mortgage notes payable as a result of payments made. Net cash provided by investing activities increased due to an increase in withdrawals from the capital improvement and replacement reserve escrows. These funds were used to purchase property improvements and replacements. Net cash used in financing activities increased due to additional loan costs incurred on the refinancing of Richardson Highland and Rivercrest Village Apartments. This increase is also attributable to an increase on the second mortgage payments on the Richardson Highland and Rivercrest Village Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of approximately $45,285,000, matures from January 2000 until January 2008, with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales, and availability of cash reserves.
No cash distributions were paid during the three months ended March 31, 1998 or March 31, 1997.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



                          PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits:

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K:

        None filed during the quarter ended March 31, 1998.




                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MAERIL, Inc.
                                (Registrant)

                              By:    MAERIL, Inc.
                                     General Partner


Date: May 13, 1998            By:    /s/ Carroll D. Vinson
                                     Carroll D. Vinson
                                     President/Director


Date: May 13, 1998            By:    /s/ Robert D. Long, Jr.
                                     Robert D. Long, Jr.
                                     Vice President/CAO