Form 10QSB
period 1998-06-30
INVESTORS FIRST STAGED EQUITY L P
filed 1998-08-07
CIK 768834

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


                  For the quarterly period ended June 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from .........to.........

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

                  One Insignia Financial Plaza, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)


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
                                  (Unaudited)

                                 June 30, 1998


Assets
  Cash and cash equivalents                                           $  2,842
  Receivables and deposits, net of allowance
    for doubtful accounts of $10                                           699
  Restricted escrows                                                       437
  Other assets                                                           1,580
  Investment properties:
     Land                                                  $  8,402
     Buildings and related improvements                      39,526
                                                             47,928
     Less accumulated depreciation                          (25,090)    22,838
                                                                      $ 28,396

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                    $     38
  Accrued interest                                                         377
  Tenant security deposit liabilities                                      421
  Other liabilities                                                         98
  Advances from affiliates of General Partner                              322
  Mortgage notes payable                                                45,194

Partners' Deficit
  General partner                                          $   (362)
  Limited partners (16,267 units
     issued and outstanding)                                (17,692)   (18,054)
                                                                      $ 28,396

          See Accompanying Notes to Consolidated Financial Statements

b)
                       INVESTORS FIRST-STAGED EQUITY L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)


                                            Three Months Ended   Six Months Ended
                                                  June 30,            June 30,
                                               1998      1997      1998      1997
Revenues:
 Rental income                               $ 2,013   $ 1,718   $ 3,991   $ 3,556
 Other income                                     99        78       185       151
    Total revenues                             2,112     1,796     4,176     3,707

Expenses:
 Operating                                       667       732     1,332     1,392
 General and administrative                       70        19       139        72
 Depreciation                                    464       385       928       861
 Interest                                        838     1,144     1,666     2,220
 Property taxes                                  114       104       227       229
    Total expenses                             2,153     2,384     4,292     4,774

Loss before gain on sale of
  investment property and
  extraordinary item                             (41)     (588)     (116)   (1,067)

Gain on sale of investment
  property (Note D)                               --     2,042        --     2,042

 (Loss) income before
   extraordinary item                            (41)    1,454      (116)      975

Extraordinary item - (loss) gain on early
  extinguishment of debt (Note C and E)           --    (1,348)       10    (1,348)

       Net (loss) income                     $   (41)  $   106   $  (106)  $  (373)

Net (loss) income allocated to
  general partner (1%)                       $    --   $     1   $    (1)  $    (4)
Net (loss) income  allocated to
  limited partners (99%)                         (41)      105      (105)     (369)

       Net (loss) income                     $   (41)  $   106   $  (106)  $  (373)

Net (loss) income per limited
 partnership unit:
(Loss) income before
 extraordinary item                          $ (2.52)  $ 88.49   $ (7.06)  $ 59.34
Extraordinary item                                --    (82.04)      .61    (82.04)

       Net (loss) income                     $ (2.52)  $  6.45   $ (6.45)  $(22.70)

             See Accompanying Notes to Consolidated Financial Statements

c)
                         INVESTORS FIRST-STAGED EQUITY L.P.
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)
                                    (Unaudited)


                                  Limited
                                Partnership   General    Limited
                                   Units      Partner    Partners    Total

Original capital contributions     16,267    $     --   $  48,802  $  48,802
Partners' deficit at
  December 31, 1997                16,267    $   (361)  $ (17,587) $ (17,948)
Net loss for the six months
  ended June 30, 1998                  --          (1)       (105)      (106)
Partners' deficit at
  June 30, 1998                    16,267    $   (362)  $ (17,692) $ (18,054)

           See Accompanying Notes to Consolidated Financial Statements


d)
                       INVESTORS FIRST-STAGED EQUITY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                Six Months Ended
                                                                     June 30,
                                                                 1998      1997
Cash flows from operating activities:
  Net loss                                                     $   (106) $   (373)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Gain on sale of investment property                              --    (2,042)
    Extraordinary (gain) loss on early extinguishment of debt       (10)    1,348
    Depreciation                                                    928       861
    Amortization of loan costs and leasing commissions               96        76
    Change in accounts:
      Receivables and deposits                                       13       191
      Other assets                                                  (69)     (175)
      Accounts payable                                              (14)      (14)
      Accrued interest                                              194      (674)
      Tenant security deposit liabilities                            30       (37)
      Other liabilities                                              (3)     (162)

         Net cash provided by (used in)
            operating activities                                  1,059    (1,001)

Cash flows from investing activities:
  Proceeds from sale of investment property                          --     4,360
  Property improvements and replacements                           (356)     (157)
  Withdrawals from restricted escrows                               329        30

         Net cash (used in) provided by
            investing activities                                    (27)    4,233

Cash flows from financing activities:
  Payment of loan costs                                            (106)     (348)
  Payments on mortgage notes payable                               (726)     (268)
  Repayment of mortgage note payable                                 --   (11,725)
  Payment of mortgage fee                                            --    (1,102)
  Proceeds from refinance of mortgage note payable                   --    12,000
  Advances to affiliates                                              2       226

         Net cash used in financing activities                     (830)   (1,217)

Net increase in cash and cash equivalents                           202     2,015

Cash and cash equivalents at beginning of period                  2,640     1,557

Cash and cash equivalents at end of period                     $  2,842  $  3,572

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $  1,394  $  2,863

          See Accompanying Notes to Consolidated Financial Statements

e)
                       INVESTORS FIRST-STAGED EQUITY L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Investors First-Staged Equity L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

Effective January 2, 1998, VMS Realty Investment II, the prior General Partner, was replaced by MAERIL, Inc. an affiliate of Insignia.

The Partnership has engaged affiliates of Insignia to provide day-to-day management of the Partnership's properties. These affiliates received approximately $225,000 and $194,000 of such fees for the six months ended June 30, 1998 and 1997, respectively. An affiliate of Insignia also provided partnership administration and management services for the Partnership. Reimbursements for direct expenses relating to these services totaled approximately $116,000 (including $40,000 of loan costs related to the refinancing of the properties in 1997) for the six months ended June 30, 1998, and $70,000 for the six months ended June 30, 1997.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.


NOTE C - EARLY EXTINGUISHMENT OF DEBT

At June 30, 1998, the total estimated future cash payments, on the Partnership's properties second mortgages, are less than the recorded balances. Therefore, in compliance with Financial Accounting Standards 15, the Partnership reduced the carrying balances to the estimated future cash payments of $1,573,000 (Richardson Highlands) and $3,355,000 (Rivercrest Village), recognizing an extraordinary gain of approximately $10,000 on the partial extinguishment of debt.

NOTE D - SALE OF BUILDINGS AND LAND AT SERRAMONTE PLAZA

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

NOTE E - REFINANCE OF SERRAMONTE PLAZA

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy for these properties for the six months ended June 30, 1998 and 1997:


                                                       Average
                                                      Occupancy
                                                   1998        1997
  Rivercrest Village Apartments
    Sacramento, California                         89%         93%

  Richardson Highlands Apartments
    Marin City, California                         99%         98%

  Serramonte Plaza
    Daly City, California                          96%         83%


The General Partner attributes the decrease in occupancy at Rivercrest Village Apartments to a recent change in demographics of the property's location. The increase in occupancy at Serramonte Plaza was primarily due to the vacancy of one building during 1997 which accounted for approximately 8% of the property. This building was sold in April of 1997.

Results of Operations

The Partnership realized a net loss of approximately $106,000 for the six months ended June 30, 1998, compared to a net loss of approximately $373,000 for the six months ended June 30, 1997. For the three months ended June 30, 1998, the Partnership realized a net loss of approximately $41,000 compared to net income of approximately $106,000 for the corresponding period of 1997. The decrease in net income for the three months ended June 30, 1998 compared to the corresponding period of 1997, resulted primarily from the gain of approximately $2,042,000 realized on the sale of buildings and land at Serramonte Plaza in April, 1997 (See "Note D"). Partially offsetting this gain was an extraordinary loss on early extinguishment of debt of approximately $1,348,000 realized on the refinance of Serramonte Plaza during the same period (See "Note E").

The decrease in net loss before gain on sale of investment property and extraordinary item for the three and six month periods ended June 30, 1998, is attributable to an increase in rental income and a decrease in interest expense. Rental income increased due to increased occupancy at Serramonte Plaza and Richardson Highlands Apartments which was partially offset by a decrease in occupancy at Rivercrest Village Apartments. The increase in rental income was also due to rental rate increases at all properties. Interest expense decreased due to the refinancing of the first mortgages on Serramonte Plaza, Richardson Highland and Rivercrest Village and the pay down of Richardson Highland and Rivercrest Village's second mortgages. The pay down of these second mortgages caused the total estimated future cash payments to be less than the recorded balances; therefore, in compliance with Financial Accounting Standard 15, the Partnership reduced the carrying balance to the estimated future cash payments of $1,573,000 (Richardson Highlands) and $3,355,000 (Rivercrest Village), recognizing an extraordinary gain of approximately $10,000 on the partial extinguishment of debt at June 30, 1998.

Included in operating expense for the six months ended June 30, 1998, is approximately $19,000 of major repairs and maintenance comprised primarily of exterior painting and exterior building repairs. For the six months ended June 30, 1997, approximately $100,000 of major repairs and maintenance comprised primarily of exterior painting, major landscaping, exterior building and swimming pool repairs are included in operating expense.

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

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $2,842,000 at June 30, 1998, compared to approximately $3,572,000 at June 30, 1997. The net increase in cash and cash equivalents for the six months ended June 30, 1998 was approximately $202,000. The net increase in cash and cash equivalents for the six months ended June 30, 1997 was approximately $2,015,000. The net cash provided by operating activities increased primarily due to the decrease in net loss as described above and an increase in accrued interest at June 30, 1998. The increase in accrued interest is a result of the timing of mortgage interest payments. Net cash used in investing activities increased due to an increase in property improvements and replacements. The increase was partially offset by withdrawals from the capital improvement and replacement reserve escrows to be used to purchase these improvements and replacements. In addition, the Partnership received proceeds from the sale of Serramonte Plaza in 1997. Net cash used in financing activities decreased due to the result of the payment of a mortgage fee incurred in connection with the refinancing of Serramonte Plaza in the six months ended 1997 (See "Note E").

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of approximately $45,194,000, matures from January 2000 until January 2008, with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales, and availability of cash reserves.
No cash distributions were paid during the six months ended June 30, 1998 or June 30, 1997.

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

     b) Reports on Form 8-K:

        None filed during the quarter ended June 30, 1998.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              MAERIL, Inc.
                              (Registrant)


                         By:  MAERIL, Inc.
                              General Partner


Date: August 7, 1998    By:   /s/ Carroll D. Vinson
                              Carroll D. Vinson
                              President and Director



Date: August 7, 1998    By:   /s/ Robert D. Long, Jr.
                              Robert D. Long, Jr.
                              Vice President and CAO