Form 10QSB
period 1998-09-30
INVESTORS FIRST STAGED EQUITY L P
filed 1998-11-16
CIK 768834

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


               For the quarterly period ended September 30, 1998

                                       or

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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)


                                 (864) 239-1000
                           Issuer's telephone number



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
                                  (Unaudited)

                               September 30, 1998



Assets
  Cash and cash equivalents                               $  1,212
  Receivables and deposits, net of allowance
    for doubtful accounts of $9                                816
  Restricted escrows                                           455
  Other assets                                               1,546
  Investment properties:
     Land                                       $  8,402
     Buildings and related improvements           39,737
                                                  48,139
    Less accumulated depreciation                (25,458)   22,681
                                                          $ 26,710

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                        $     66
  Accrued interest                                             383
  Tenant security deposit liabilities                          439
  Accrued property taxes                                       118
  Other liabilities                                             91
  Advances from affiliates of General Partner                  323
  Mortgage notes payable                                    43,149

Partners' Deficit
  General partner                               $   (360)
  Limited partners (16,267 units
     issued and outstanding)                     (17,499)  (17,859)
                                                          $ 26,710

          See Accompanying Notes to Consolidated Financial Statements

b)
                       INVESTORS FIRST-STAGED EQUITY L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)


                                    Three Months Ended  Nine Months Ended
                                      September 30,       September 30,
                                     1998      1997      1998      1997
Revenues:
 Rental income                      $ 2,059   $ 1,797   $ 6,050   $ 5,353
 Other income                            98       134       283       285
    Total revenues                    2,157     1,931     6,333     5,638

Expenses:
 Operating                              685       648     2,017     2,040
 General and administrative              59        50       198       122
 Depreciation                           475       438     1,403     1,299
 Interest                               835       824     2,501     3,044
 Property taxes                         119       127       346       356
 Loss on disposition of property         49        --        49        --
    Total expenses                    2,222     2,087     6,514     6,861

Loss before gain on sale of
  investment property and
  extraordinary item                    (65)     (156)     (181)   (1,223)
Gain on sale of investment
  property (Note D)                      --        --        --     2,042
(Loss) income before extraordinary
 item                                   (65)     (156)     (181)      819

Extraordinary item - gain (loss)
  on early extinguishment of debt       260         --      270    (1,348)
 (Note C and E)

       Net income (loss)            $   195   $  (156)  $    89   $  (529)

Net income (loss) allocated to
  general partner (1%)              $     2   $    (2)  $     1   $    (5)
Net income (loss) allocated to
  limited partners (99%)                193      (154)       88      (524)

       Net income (loss)            $   195   $  (156)  $    89   $  (529)

Net income (loss) per limited
 partnership unit:
(Loss) income before
 extraordinary item                 $ (3.96)  $ (9.47)  $(11.00)  $ 49.84
Extraordinary item                    15.80        --     16.41    (82.04)

       Net income (loss)            $ 11.86   $ (9.47)  $  5.41   $(32.20)

            See Accompanying Notes to Consolidated Financial Statements

c)
                         INVESTORS FIRST-STAGED EQUITY L.P.
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)
                                    (Unaudited)


                                     Limited
                                   Partnership  General   Limited
                                      Units     Partner  Partners    Total

Original capital contributions      16,267     $    --   $ 48,802  $ 48,802
Partners' deficit at
  December 31, 1997                 16,267     $  (361)  $(17,587) $(17,948)
Net income for the nine months
  ended September 30, 1998              --           1         88        89
Partners' deficit at
  September 30, 1998                16,267     $  (360)  $(17,499) $(17,859)

          See Accompanying Notes to Consolidated Financial Statements


d)
                       INVESTORS FIRST-STAGED EQUITY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                                Nine Months Ended
                                                                  September 30,
                                                                 1998      1997
Cash flows from operating activities:
  Net income (loss)                                            $     89  $   (529)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Gain on sale of investment property                              --    (2,042)
    Extraordinary (gain) loss on early extinguishment of debt      (270)    1,348
    Depreciation                                                  1,403     1,299
    Amortization of loan costs and leasing commissions              145        97
    Loss on disposition of property                                  49        --
    Change in accounts:
      Receivables and deposits                                     (104)       41
      Other assets                                                  (84)     (189)
      Accounts payable                                               14       (60)
      Accrued interest                                              200      (651)
      Tenant security deposit liabilities                            48       (66)
      Accrued property taxes                                        118       126
      Other liabilities                                             (10)     (309)

         Net cash provided by (used in)
            operating activities                                  1,598      (935)

Cash flows from investing activities:
  Proceeds from sale of investment property                          --     4,360
  Property improvements and replacements                           (723)     (268)
  Withdrawals from restricted escrows                               311        16

         Net cash (used in) provided by
            investing activities                                   (412)    4,108

Cash flows from financing activities:
  Payment of loan costs                                            (106)     (350)
  Payments on mortgage notes payable                             (2,511)     (347)
  Repayment of mortgage note payable                                 --   (11,725)
  Payment of mortgage fee                                            --    (1,102)
  Proceeds from refinance of mortgage note payable                   --    12,000
  Advances to affiliates                                              3        37

         Net cash used in financing activities                   (2,614)   (1,487)

Net (decrease) increase in cash and cash equivalents             (1,428)    1,686

Cash and cash equivalents at beginning of period                  2,640     1,557

Cash and cash equivalents at end of period                     $  1,212  $  3,243

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $  2,184  $  3,575

          See Accompanying Notes to Consolidated Financial Statements

e)
                       INVESTORS FIRST-STAGED EQUITY L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Investors First-Staged Equity L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

BASIS OF CONSOLIDATION

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

NOTE B - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. The General Partner or its affiliates may be reimbursed for direct expenses relating to the Partnership's administration and other costs charged on behalf of the Partnership.

The Partnership has engaged the affiliates of the General Partner to provide day-to-day management of the Partnership's properties. These affiliates received approximately $306,000 and $288,000 of such fees for the nine months ended September 30, 1998 and 1997, respectively. An affiliate of the General Partner also provided partnership administration and management services for the Partnership. Reimbursements for direct expenses relating to these services totaled approximately $155,000 (including $40,000 of loan costs related to the refinancing of the properties in 1997) for the nine months ended September 30, 1998, and $108,000 for the nine months ended September 30, 1997.

NOTE C - EARLY EXTINGUISHMENT OF DEBT

At September 30, 1998, the total estimated future cash payments, on the Partnership's properties second mortgages, are less than the recorded balances. Therefore, in compliance with Financial Accounting Standards 15, the Partnership reduced the carrying balances to the estimated future cash payments of $1,573,000 (Richardson Highlands) and $3,355,000 (Rivercrest Village), recognizing an extraordinary gain of approximately $270,000 on the partial extinguishment of debt.

NOTE D - SALE OF BUILDINGS AND LAND AT SERRAMONTE PLAZA

On April 10, 1997, the Partnership sold three buildings and two parcels of land associated with Serramonte Plaza located in Daly City, California to an unaffiliated third party. The property was sold in an effort to maximize the Partnership's return on its investment. The sales price for the three buildings and two parcels of land was approximately $4,778,000 and was determined primarily by reference to appraised values. The sale resulted in net proceeds of $4,360,000, after payment of closing costs, and the gain on the sale amounted to approximately $2,042,000. The proceeds from the sale were used to reduce the mortgage debt secured by Serramonte Plaza.

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

NOTE F - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy for these properties for the nine months ended September 30, 1998 and 1997:


                                        Average Occupancy
                                          1998      1997
  Rivercrest Village Apartments
    Sacramento, California                89%       91%
  Richardson Highlands Apartments
    Marin City, California                99%       98%
  Serramonte Plaza
    Daly City, California                 96%       87%

The increase in occupancy at Serramonte Plaza was primarily due to the vacancy of one building during 1997 which accounted for approximately 8% of the property. This building was sold in April of 1997.

Results of Operations

The Partnership realized net income of approximately $89,000 for the nine months ended September 30, 1998, compared to a net loss of approximately $529,000 for the nine months ended September 30, 1997. For the three months ended September 30, 1998, the Partnership realized net income of approximately $195,000 compared to a net loss of approximately $156,000 for the three months ended September 30, 1997. The increase in net income for the three and nine months ended September 30, 1998 compared to the corresponding period of 1997, resulted primarily from the recognition of an extraordinary gain of approximately $270,000 on the partial extinguishment of debt at September 30, 1998 resulting from the paydown of the second mortgages. Offsetting this gain for the three and nine months ended September 30, 1998, is a loss on disposition of property of approximately $49,000 realized due to the write off of roofs at Richardson Highlands and Rivercrest Village Apartments. For the three and nine months ended September 30, 1997, a gain on sale of investment property of approximately $2,042,000 was realized on the sale of buildings and land at Serramonte Plaza in April 1997 (See "Note D"). Partially offsetting this gain was an extraordinary loss on early extinguishment of debt of approximately $1,348,000 realized on the refinance of Serramonte Plaza during the same period (See "Note E").

The decrease in net loss before gain on sale of investment property and extraordinary item for the three and nine month periods ended September 30, 1998, is attributable to an increase in rental income and a decrease in interest expense. Rental income increased due to increased occupancy at Richardson Highlands Apartments which was partially offset by a decrease in occupancy at Rivercrest Village Apartments. The increase in rental income was also due to rental rate increases at all properties. Interest expense decreased due to the refinancing of the first mortgages on Serramonte Plaza, Richardson Highland and Rivercrest Village and the pay down of Richardson Highland and Rivercrest Village's second mortgages. The pay down of these second mortgages caused the total estimated future cash payments to be less than the recorded balances; therefore, the Partnership reduced the carrying balance to the estimated future cash payments of $1,573,000 (Richardson Highlands) and $3,355,000 (Rivercrest Village), recognizing an extraordinary gain of approximately $270,000 on the partial extinguishment of debt at September 30, 1998.

Included in operating expense for the nine months ended September 30, 1998, is approximately $53,000 of major repairs and maintenance comprised primarily of exterior painting and exterior building repairs at the Richardson Highlands Apartments. For the nine months ended September 30, 1997, approximately $129,000 of major repairs and maintenance comprised primarily of exterior painting, major landscaping, and exterior building repairs at all of the properties is included in operating expense.

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

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $1,212,000 at September 30, 1998, compared to approximately $2,640,000 at September 30, 1997. The net decrease in cash and cash equivalents for the nine months ended September 30, 1998 was approximately $1,428,000. The net increase in cash and cash equivalents for the nine months ended September 30, 1997 was approximately $1,686,000. The net cash provided by operating activities increased primarily due to the increase in net income as described above and an increase in accrued interest at September 30, 1998. The increase in accrued interest is a result of the timing of mortgage interest payments. Net cash used in financing activities increased due to an increase in property improvements and replacements. The increase was partially offset by withdrawals from the capital improvement and replacement reserve escrows to be used to purchase these improvements and replacements. In addition, the Partnership received proceeds from the sale of Serramonte Plaza in 1997. Net cash used in financing activities increased due to the increased payments on the mortgage note payable.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term need of the Partnership. The General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term. The mortgage indebtedness of approximately $43,149,000, matures from January 2000 until January 2008, with balloon payments due at maturity. The General Partner will attempt to refinance such remaining indebtedness or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner  is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

       b) Reports on Form 8-K:

          None filed during the quarter ended September 30, 1998.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               MAERIL, Inc.
                               (Registrant)


                               By: MAERIL, Inc.
                                   General Partner


                               By: /s/ Patrick Foye
                                   Patrick Foye
                                   Executive Vice President


                               By: /s/ Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting
                                   (Duly Authorized Officer)


                               Date:    November 16, 1998