Form 10KSB
period 1998-12-31
INVESTORS FIRST STAGED EQUITY L P
filed 1999-03-29
CIK 768834

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                  (As last amended by 34-31905, eff. 4/26/93)

(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998
                                       or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

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

                                 (864) 239-1000
                           Issuer's telephone number
         Securities registered under Section 12(b) of the Exchange Act:

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

State issuer's revenues for its most recent fiscal year:  $8,554,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE




                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

Investors First-Staged Equity L.P. (the "Partnership" or "Registrant") was organized as a limited partnership under the Delaware Revised Uniform Limited Partnership Act in May 1985. Effective January 1, 1986, the General Partner, VMS Realty Investment (formerly known as VMS Realty Partners) assigned its interest in future profits, losses, operating cash flow and liquidation proceeds of the Partnership to VMS Realty Investment II, which subsequently became the General Partner. VMS Realty Investment II is a general partnership formed to be the sole general partner of Investors First-Staged Equity L.P. and has the same constituent partners as VMS Realty Investment, its predecessor. Effective January 1, 1987, VMS Realty Investment II assigned its beneficial interest in the Partnership to VMS Realty Investment. Effective January 2, 1998, the General Partner was replaced by MAERIL, Inc., a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was merged into Apartment Investment and Management Company ("AIMCO") effective February 26, 1999. Thus, the General Partner is now a wholly-owned subsidiary of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025, unless terminated prior to such date.

The Partnership raised total equity of $48,802,000 from the sale of Limited Partnership Interests (the Units) to the public in 1985 pursuant to a Registration Statement filed with the Securities and Exchange Commission (the
SEC).

A total of 16,511 units were sold to the public at $3,000 per unit as of the termination date of the offering, December 31, 1985. Limited Partners in the Partnership paid $1,000 per unit upon subscription and executed a non-recourse note for the remaining $2,000 per unit. The non-recourse note provided for the optional payment, without interest, of $1,000 per unit on each of February 15, 1986 and 1987. The Partnership has collected capital contributions totaling $48,802,000; $16,511,000 pertaining to the payments due in 1985, $16,511,000 pertaining to the payments due in 1986 and the remarketed units sold in 1986 and $15,780,000 pertaining to the payments due in 1987 and the remarketed units sold in 1987. As each whole unit represents capital contributions aggregating $3,000, the final number of units sold was 16,267. At December 31, 1998, the Partnership has 16,261.152 Units outstanding. The Limited Partners share in the ownership of the Partnership's real property investments according to the number of Limited Partnership Units held. Since the 1987 payments, the Registrant has not received nor are limited partners required to make additional capital contributions.

The Registrant is engaged in the business of operating and holding real properties for investment. On October 2, 1985, the Partnership acquired interests in six (6) real property investments, two of which, Village Green Apartments and Woodland Meadows Apartments, were sold at foreclosure sales to parties unaffiliated with the Partnership in May 1990 and June 1991, respectively. East Bluff Apartments was foreclosed upon by the Federal Deposit Insurance Corporation ("FDIC"), holder of the second mortgage, on May 23, 1994. The Registrant continues to own and operate three (3) remaining real property investments consisting of two residential properties and one commercial property and are described in "Item 2. Description of Properties." The Partnership acquired interests in the properties by purchasing the 99.99% interest in lower tier partnerships that owned the properties.

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. With respect to the partnership's residential properties these services were provided by affiliates of the General Partner for the years ended December 31, 1998 and 1997. With respect to the Partnership's sole commercial property these services were provided by affiliates of the General partner for the nine months ended September 30, 1998 and the year ended December 31, 1997. As of October 1, 1998 the management services only were provided by an unaffiliated party.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential and commercial properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

The business in which the Partnership is engaged is highly competitive. There are other residential and commercial properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for apartments or commercial space at the Registrant's properties and the rents that may be charged for such apartments or space. While the General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for the apartments is local. In addition, various limited partnerships have been formed by the General Partners and/or affiliates to engage in business which may be competitive with the Registrant.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  DESCRIPTION OF PROPERTIES:

The following table sets forth the Registrant's investments in properties:

                         Date of
 Property               Purchase   Type of Ownership (1)       Use

 Rivercrest Village       10/85   Fee ownership subject     Apartment
  Apartments                      to first and second       328 units
 Sacramento, California           mortgage

 Richardson Highlands     10/85   Fee ownership subject     Apartment
  Apartments                      to first and second       198 units
 Marin City, California           mortgage

 Serramonte Plaza         10/85   Fee ownership subject     Commercial complex
  Daly City,                      to first mortgage         of approx. 219,000
    California                                              s.f. located on
                                                            approx.15.4 acres

(1) All of the properties are held by different Limited Partnerships in which the Registrant has a 99.99% interest.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.

                        Gross

                      Carrying   Accumulated                          Federal

Property                Value    Depreciation    Rate     Method     Tax Basis

                          (in thousands)                          (in thousands)


Rivercrest Village                             5-7 yrs    150% B

  Apartments           $18,236     $11,648    17-25 yrs    S/L      $ 4,609


Richardson Highlands                           5-7 yrs    150% B

  Apartments            17,203       8,154    17-25 yrs    S/L        7,867


Serramonte Plaza                               5-7 yrs

  Office Center         13,027       6,147    20-25 yrs    S/L        6,174

                       $48,466     $25,949                          $18,650


See "Note A" of the Consolidated Financial Statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                       Principal                                    Principal
                       Balance At    Stated                          Balance
                      December 31,  Interest   Period   Maturity      Due At
Property                  1998        Rate   Amortized    Date     Maturity (2)
                     (in thousands)                               (in thousands)

Rivercrest Village
 1st Mortgage          $11,509       7.348%     30 yrs  01/01/08     $10,053
 2nd Mortgage            1,944        10.0%     (1)     01/15/00       1,944

Richardson Highlands
 1st Mortgage           16,767       7.326%     30 yrs  01/01/05      15,502
 2nd Mortgage              929        10.0%     (1)     01/15/00         929

Serramonte Plaza
 1st Mortgage           11,796        8.67%     25 yrs  07/01/04       10,721

Total                  $42,945                                        $41,763


(1) Interest only payments at a 7% rate are required to the extent of surplus cash.

(2) See Item 7, Financial Statements - Note C for information with respect to the Registrant's ability to prepay these loans.

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

In October 1990, the Partnership defaulted on the Richardson Highlands and Rivercrest Village subordinate notes payable (the second mortgage loans) due to the failure to make the required monthly debt service payments. The Partnership and the lender finalized an agreement on June 22, 1994, retroactive to July 1, 1993, to restructure the debt held on Richardson Highlands and Rivercrest Village. The junior lien mortgages were restructured to mature on January 15, 2000, and provide for a 10% interest rate (with a 7% pay rate), based on the "Agreed Valuation Amount", as defined in the restructure agreement. Interest payments are payable from surplus cash. The second mortgages include a "shadow debt" portion that is payable only in the event that the mortgages have not been paid prior to maturity. The shadow debt portion, which is the difference between the Agreed Valuation Amount and the Note Face Amount, for Richardson Highlands and Rivercrest Village is approximately $858,000 and $1,307,000, respectively. The Agreed Valuation Amounts for Richardson Highlands and Rivercrest Village were approximately $7,268,000 and $7,110,000, respectively. The Note Face Amount was $8,126,000 for Richardson Highlands and $8,417,000 for Rivercrest Village. The agreement also allowed the lender to receive fifty percent of any net proceeds from the sale or refinancing of the properties after the payment of all mortgage notes payable and subordinated debt.

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

During the year ended December 31, 1997, excess proceeds from the refinancing of the first mortgages on Richardson Highlands and Rivercrest Village (as discussed below) were used to make payments of approximately $8,250,000 and $8,000,000, respectively, on the properties second mortgages. At December 31, 1997, the total estimated future cash payments were less than the recorded balance. Therefore, in compliance with Financial Accounting Standards 15, the Partnership reduced the carrying balance to the estimated future cash payments of $1,867,000 (Richardson Highlands) and $3,620,000 (Rivercrest Village), recognizing an extraordinary gain of approximately $1,887,000 on the partial extinguishment of debt.

During the year ended December 31, 1998, payments of excess cash of $857,000 and $1,488,000 were made on Richardson Highlands and Rivercrest Village's second mortgages, respectively. The Partnership reduced the carrying balance to the estimated future cash payments at December 31, 1998 of $929,000 (Richardson Highlands) and $1,944,000 (Rivercrest Village), recognizing an extraordinary gain of $270,000. At December 31, 1998, the Agreed Valuation Amounts are $52,000 for Richardson Highlands and $574,000 for Rivercrest Village. The Note Face Amounts are $910,000 for Richardson Highlands and $1,881,000 for Rivercrest Village.

Subsequent to December 31, 1998, the Partnership made the final mortgage payment on the second mortgage encumbering the Richardson Highlands property. As a result of the payment, the Partnership recognized an extraordinary gain of $874,000 in 1999.

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

RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property.


                                 Average Annual                Average

                                  Rental Rates                Occupancy

  Property                     1998           1997         1998       1997

Rivercrest Village         $ 7,841/unit   $ 7,509/unit     91%        91%

Richardson Highlands       $14,929/unit   $13,060/unit     99%        98%

Serramonte Plaza           $13.69/sq.ft.  $12.82/sq.ft.    97%        88%


The General Partner attributes the increase in occupancy at Serramonte Plaza to the vacancy of one building during 1997, which accounted for approximately 8% of the property. This building was sold in 1997. In addition, a good portion of the vacant space available at the beginning of the year was leased in early 1998.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial properties in the area. The General Partner believes that all of the properties are adequately insured. Two of the properties are apartment complexes which lease units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. The commercial property leases space for lease terms ranging from twelve months to ten years. See Notes A and G to the Financial Statements for a description of the principal terms of the commercial leases. See below for a description of tenants leasing 10% or more of the available rental space. All of the properties are in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

The following is a schedule of the commercial property lease expirations for the years 1999-2008:


                    Number of                                      % of Gross

                   Expirations    Square Feet      Annual Rent    Annual Rent

                                                  (in thousands)

Serramonte Plaza

1999                   12            23,421         $463              16%

2000                   14            20,457          374              13%

2001                   13            22,959          352              12%

2002                    8            27,802          492              17%

2003                    6             9,776          222               8%

2004                    2            19,919          282              10%

2005                    1            12,137          214               8%

2006                    5            14,619          239               8%

2007                    1            48,492          175               6%

2008                    2             1,675           44               2%

The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for Serramonte Plaza, the Partnership's only commercial property:

     Nature of        Square Footage       Annual Rent Per           Lease

     Business             Leased             Square Foot          Expiration


   Office Space           48,492                $3.61               1/16/07


REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:


                                   1998           1998

                                  Taxes           Rate

                              (in thousands)


  Rivercrest Village             $ 166            1.09%

  Richardson Highlands             206            1.36%

  Serramonte Plaza                  94            1.11%


CAPITAL IMPROVEMENTS

RIVERCREST VILLAGE APARTMENTS

During 1998, the Partnership completed $235,000 of capital improvements at the property, consisting primarily of roof, floor covering and appliance replacements. These improvements were funded primarily from cash flow and Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $365,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $467,000 are planned for 1999 consisting of clubhouse renovations, carpet replacement and other interior improvements.

RICHARDSON HIGHLANDS APARTMENTS

During 1998, the Partnership completed $253,000 of capital improvements at the property, consisting primarily of balcony, roof and floor covering replacements and other building improvements. These improvements were funded primarily from cash flow and Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $213,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $213,000 are planned for 1999 consisting of balcony and stairway replacement and repairs, carpet, cabinet, countertop and roof replacements, parking lot repairs and other building improvements.

SERRAMONTE PLAZA

During 1998, the Partnership completed $562,000 of capital improvements at the property, consisting primarily of air conditioning system unit replacements, other building and tenant improvements. These improvements were funded primarily from cash flow and Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $1,000,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $423,000 are planned for 1999 consisting of door and entrance way and parking lot repairs and tenant improvements.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.   LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.




                                    PART II

ITEM 5.   MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership sold 16,267 limited partnership units aggregating $48,802,000. The Partnership currently has 3,011 holders of record owning an aggregate of 16,261.152 units. Affiliates of the General Partner do not own any units at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership did not make any cash distributions during the year ended December 31, 1998 and 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after anticipated capital expenditures to permit any distributions to its partners in 1999 or subsequent periods.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained else where in this report.

RESULTS OF OPERATIONS

The Registrant's net income for the year ended December 31, 1998 was $109,000 as compared to $1,102,000 for the year ended December 31, 1997. (See "Note D" of the financial statements for a reconciliation of these amounts to the Registrant's federal taxable income).

The decrease in net income was due to a decrease in total revenues which was partially offset by a decrease in total expenses. Total revenues decreased as a result of the fact that no gain on sale was recognized in 1998 but a gain on sale of investment property was recognized in 1997 due to the sale of buildings and land at Serramonte Plaza during the second quarter of 1997. Excluding this gain, total revenues actually increased as a result of an increase in rental income. This increase in rental income is primarily due to average annual rental rate increases at all of the Partnership's investment properties along with the increase in occupancy at Serramonte Plaza.

Total expenses decreased primarily due to a reduction in interest expense and to a lesser extent, a reduction in operating expense all of which was partially offset by an increase in loss on disposition of property, general and administrative and depreciation. Interest expense decreased due to the refinancing of the first mortgages at all of the Partnership's properties. The refinancing resulted in a lower interest rate and allowed the paying down of the second mortgages at Rivercrest Village and Richardson Highlands (see discussion below). The loss on disposition of property of $49,000 was realized due to the write off of roofs at Richardson Highlands and Rivercrest Village Apartments. Operating expenses decreased as a result of the completion in 1997 of major landscaping at all of the properties along with the completion in 1997 of various repair projects and painting performed at the properties.

General and administrative expense increased due to an increase in reimbursements to the General Partner and general costs of the Partnership. Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The decrease in net income is also attributable to a decrease in the net gain recognized on early extinguishment of debt.

During the year ended December 31, 1997, excess proceeds from the refinancing of the first mortgages on Richardson Highlands and Rivercrest Village (as discussed below) were used to make payments of approximately $8,250,000 and $8,000,000, respectively, on the properties second mortgages. At December 31, 1997, the total estimated future cash payments were less than the recorded balance. Therefore, in compliance with Financial Accounting Standards 15, the Partnership reduced the carrying balance to the estimated future cash payments of $1,867,000 (Richardson Highlands) and $3,620,000 (Rivercrest Village), recognizing an extraordinary gain of approximately $1,887,000 on the partial extinguishment of debt.

During the year ended December 31, 1998, payments of excess cash of $857,000 and $1,488,000 were made on Richardson Highlands and Rivercrest Village's second mortgages, respectively. The Partnership reduced the carrying balance to the estimated future cash payments at December 31, 1998 of $929,000 (Richardson Highlands) and $1,944,000 (Rivercrest Village), recognizing an extraordinary gain of $270,000. At December 31, 1998, the Agreed Valuation Amounts are $52,000 for Richardson Highlands and $574,000 for Rivercrest Village. The Note Face Amounts are $910,000 for Richardson Highlands and $1,881,000 for Rivercrest Village.

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

As part of the ongoing business plan of the Registrant, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Registrant from increases in expense. As part of this plan, the General Partner attempts to protect the Registrant from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee the General Partner will be able to sustain such a plan.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Partnership had cash and cash equivalents of approximately $1,184,000 versus approximately $2,640,000 at December 31, 1997. The $1,465,000 decrease in cash and cash equivalents is due to $808,000 of cash used in investing activities and $2,821,000 of cash used in financing activities, which was partially offset by $2,173,000 of cash provided by operations. Cash used in investing activities consisted of property improvement and replacements which was partially offset by net withdrawals from restricted escrows. Cash used in financing activities consisted primarily of principal payments on the mortgage encumbering the Registrant's properties and, to a lesser extent, the payment of loan costs. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with federal, state, and local legal and regulatory requirements. The Registrant has budgeted approximately $1,103,000 in capital improvements for all of the Registrant's properties in 1999. Budgeted capital improvements at Rivercrest Village include clubhouse renovations, carpet replacement and other interior building improvements. Budgeted capital improvements at Richardson Highlands include balcony and stairway replacement repairs, carpet, cabinet, countertop and roof replacements, parking lot repairs and other building improvements. Budgeted capital improvements at Serramonte Plaza include tenant improvements and door and entrance way and parking lot repairs. The capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $42,945,000, matures from January 2000 until January 2008, with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Richardson Highlands and Rivercrest Village have balloon second mortgages, which include a "shadow debt" portion, payable only in the event that the mortgage goes to maturity, January 15, 2000 for both properties. The "shadow debt" portion for Richardson Highlands and Rivercrest Village is approximately $858,000 and $1,307,000, respectively. On December 31, 1998, the remaining balance on the second mortgage for Richardson Highlands and Rivercrest Village is approximately $929,000 and $1,944,000, respectively.

No cash distributions were paid during the year ended December 31, 1998 or 1997. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures, to permit distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.

ITEM 7.FINANCIAL STATEMENTS


INVESTORS FIRST-STAGED EQUITY L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS



Report of Ernst & Young LLP, Independent Auditors


Consolidated Balance Sheet - December 31, 1998


Consolidated Statements of Operations - Years ended December 31, 1998 and 1997


Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 1998 and 1997


Consolidated Statements of Cash Flows - Years ended
  December 31, 1998 and 1997


Notes to Consolidated Financial Statements




               Report of Ernst & Young LLP, Independent Auditors

The Partners
Investors First-Staged Equity L.P.


We have audited the accompanying consolidated balance sheet of Investors First-Staged Equity L.P. as of December 31, 1998, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors First-Staged Equity L.P. at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                        /s/  ERNST & YOUNG LLP


Greenville, South Carolina
March 3, 1999



                       INVESTORS FIRST-STAGED EQUITY L.P.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                               December 31, 1998


 Assets

  Cash and cash equivalents                                        $  1,184

  Receivables and deposits (Note E)                                     738

  Restricted escrows                                                    524

  Other assets                                                        1,518

  Investment properties (Notes C, H and I):

     Land                                               $  8,402

     Buildings and related improvements                   40,064

                                                          48,466

     Less accumulated depreciation                       (25,949)    22,517


                                                                   $ 26,481



Liabilities and Partners' Deficit


Liabilities

  Accounts payable                                                 $     79

  Accrued interest                                                      392

  Tenant security deposit liabilities                                   468

  Other liabilities                                                     110

  Advances from affiliates of General Partner                           326

  Mortgage notes payable (Note C)                                    42,945


Partners' Deficit

  General partner                                       $   (360)

  Limited partners (16,261.152 units issued

    and outstanding )                                    (17,479)   (17,839)

                                                                   $ 26,481



          See Accompanying Notes to Consolidated Financial Statements







                       INVESTORS FIRST-STAGED EQUITY L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                       Years Ended December 31,

                                                           1998         1997

  Revenues:

   Rental income                                        $  8,206       $  7,361

   Other income                                              348            385

   Gain on sale of investment property                        --          2,042

      Total revenues                                       8,554          9,788


  Expenses:

    Operating                                              2,704          2,795

    General and administrative                               261            194

    Depreciation                                           1,894          1,844

    Interest                                               3,340          3,884

    Property taxes                                           467            457

    Loss on disposition of property                           49             --

      Total expenses                                       8,715          9,174


  (Loss) income before extraordinary item                   (161)           614

  Extraordinary item - net gain on early

  extinguishment of debt (Note C)                            270            488


  Net income (Note D)                                   $    109       $  1,102


  Net income allocated to general partners (1%)         $      1       $     11

  Net income allocated to limited partners (99%)             108          1,091

                                                        $    109       $  1,102

  Per limited partnership unit:

  Income (loss) before extraordinary item               $  (9.80)      $  37.37

  Extraordinary item                                       16.44          29.70


  Net income                                            $   6.64       $  67.07


          See Accompanying Notes to Consolidated Financial Statements




                       INVESTORS FIRST-STAGED EQUITY L.P.

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                 Limited

                               Partnership    General     Limited

                                  Units      Partners     Partners      Total

 Partners' deficit at

   December 31, 1996              16,267      $(372)       $(18,678)   $(19,050)



 Net loss for the year

   ended December 31, 1997            --         11           1,091       1,102


 Partner's deficit at

   December 31, 1997              16,267       (361)        (17,587)    (17,948)


 Abandonment of units (Note J)        (6)        --              --          --


 Net income for the year

   ended December 31, 1998            --          1             108         109


 Partners' deficit at

   December 31, 1998              16,261      $(360)       $(17,479)   $(17,839)


          See Accompanying Notes to Consolidated Financial Statements





                       INVESTORS FIRST-STAGED EQUITY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                       Years Ended December 31,

                                                           1998           1997

Cash flows from operating activities:

  Net income                                            $    109       $  1,102

  Adjustments to reconcile net income to

    net cash provided by (used in) operating activities:

    Depreciation                                           1,894          1,844

    Amortization of loan costs and leasing commissions       199            120

    Loss on disposal of property                              49             --

    Gain on sale of investment property                       --         (2,042)

    Extraordinary gain on early extinguishment of debt      (270)          (488)

    Change in accounts:

      Receivables and deposits                               (26)           114

      Other assets                                          (110)          (212)

      Accounts payable                                        27            (26)

      Accrued interest                                       215           (416)

      Tenant security deposit liabilities                     77            (55)

      Other liabilities                                        9            (83)

      Net cash provided by (used in) operating activities  2,173           (142)


Cash flows from investing activities:

  Proceeds from sale of investment property                   --          4,360

  Property improvements and replacements                  (1,050)          (652)

  Net withdrawals from restricted escrows                    242            131

  Collections on note receivable                              --             44

      Net cash (used in) provided by investing activities   (808)         3,883


Cash flows from financing activities:

  Payment of loan costs                                     (106)        (1,083)

  Prepayment penalty                                          --            (51)

  Payments on mortgage notes payable                      (2,715)          (437)

  Payment of mortgage fee                                     --         (1,102)

  Payments on advances from affiliates                        --           (189)

  Repayment of mortgage note payable                          --        (40,296)

  Proceeds from refinance of mortgage                         --         40,500


      Net cash used in financing activities               (2,821)        (2,658)


Net (decrease) increase in cash and cash equivalents      (1,456)         1,083


Cash and cash equivalents at beginning of year             2,640          1,557


Cash and cash equivalents at end of year                $  1,184       $  2,640


Supplemental disclosure of cash flow information:

  Cash paid for interest                                $  2,968       $  5,457

  Interest transferred to principal                     $     --       $  1,335


          See Accompanying Notes to Consolidated Financial Statements






                       INVESTORS FIRST-STAGED EQUITY L.P.

                   Notes to Consolidated Financial Statements

                               December 31, 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Investors First-Staged Equity L.P. (the "Partnership" or "Registrant") was organized as a limited partnership under the Delaware Revised Uniform Limited Partnership Act in May 1985, and began operations on October 2, 1985. Effective January 1, 1986, VMS Realty Investment assigned its interest in future profits, losses, operating cash flow and liquidation proceeds of the Partnership to VMS Realty Investment II, which subsequently became the General Partner. VMS Realty Investment II is a general partnership formed to be the sole general partner of the Partnership and has the same constituent partners as VMS Realty Investment, its predecessor. Effective January 1, 1987, VMS Realty Investment II assigned its beneficial interest in the Partnership to VMS Realty Investment. Effective January 2, 1998, the General Partner was replaced by MAERIL, Inc., a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT") which was merged into Apartment Investment and Management Company ("AIMCO") effective February 26, 1999. Thus, the General Partner is now a wholly-owned subsidiary of AIMCO. See "Note B - Transfer of Control". The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated prior to such date. The Partnership currently owns and operates two residential properties and a commercial property all of which are located in California.

Principles of Consolidation: The Partnership's consolidated financial statements include the accounts of its 99.99% limited partnership interests in Serramonte, LP, VMS Apartments Portfolio II and VMS Apartments Portfolio III. The General Partner of the consolidated partnership is MAERIL, Inc. MAERIL, Inc., may be removed by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

Use of Estimates: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Profits, not including gains from property dispositions, are allocated as if they were distributions of net cash from operations.

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the statements of operations and changes in partners' capital for 1998 and 1997 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such year was computed as 99% of net income divided by the units outstanding for each year.

Allocation of Cash Distribution: All cash distributions consisting of cash from operations shall be allocated 99% to the Limited Partners and 1% to the General Partner.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $78,000 and $75,000 for the years ended December 31, 1998 and 1997, respectively.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Cash and Cash Equivalents: Includes cash on hand and in banks, money market funds and certificates of deposit with original maturities of less than ninety days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Escrows:

    Capital Improvement Reserve - In connection with the refinancing of Serramonte Plaza, Richardson Highlands and Rivercrest Village in 1997, approximately $835,000 of the proceeds were designated as a repair escrow and capital improvement escrow for the funding of immediately required capital improvements and repairs as noted in the loan documents. At December 31, 1998, approximately $46,000 remains in the accounts.

    Replacement Reserve - In connection with the refinancing of Richardson Highlands and Rivercrest Village in 1997, monthly deposits of approximately $11,000 are required each month during the term of the loan. The December 31, 1998 replacement reserve balance is approximately $478,000.

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

                                                MACRS)


  Personal Property 150% Declining    5 & 7     150% Declining        5 & 7

                    Balance                     Balance (ACRS,

                                                and MACRS)


Investment Properties: Investment properties consist of two apartment complexes and one commercial building and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded for the years ended December 31, 1998 or 1997.

Loan Costs: Loan costs, included in other assets on the balance sheet, of approximately $1,189,000 are being amortized on a straight-line basis over the lives of the related loans. Current accumulated amortization is approximately $186,000 and is also included in other assets on the balance sheet.

Lease Commissions: Lease commissions of approximately $310,000, less accumulated amortization of approximately $177,000, are being amortized using the straight-line method over the term of the respective leases.

Tenant Security Deposits: The Partnership requires security deposits from all lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units at Rivercrest Village and Richardson Highlands for twelve months or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred. The Partnership leases certain commercial space at Serramonte Plaza to tenants under various lease terms. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the lease. This straight-line basis recognized approximately $360,000 more in rental income than was collected in 1998 and prior years. This amount will be collected in future years as cash collections under the terms of the leases exceed the straight-line basis of revenue recognition.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. See "Note K - Segment Reporting" for detailed disclosure.

Reclassifications: Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:


                        Principal    Monthly                       Principal

                        Balance At   Payment   Stated               Balance

                       December 31, Including Interest  Maturity     Due At

 Property                  1998     Interest    Rate      Date      Maturity

                           (in thousands)                        (in thousands)


 Rivercrest Village

  1st mortgage           $11,509    $ 80        7.348%  01/01/08   $10,053

  2nd mortgage             1,944      (1)        10.0%  01/15/00     1,944


 Richardson Highlands

  1st mortgage            16,767     116        7.326%  01/01/05    15,502

  2nd mortgage               929      (1)        10.0%  01/15/00       929


 Serramonte Plaza

  1st mortgage            11,796      98        8.67%   07/01/04    10,721

 Totals                  $42,945                                   $41,763


(1)  Interest only payments at a 7% rate are made to the extent of surplus cash.

All first mortgage agreements include non-recourse provisions which limit the lenders' remedies in the event of default to the specific properties collateralizing each loan.

The second mortgage agreements are collateralized by all the Partnership's interests in the subtier partnerships that own the related properties.

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

In October 1990, the Partnership defaulted on the Richardson Highlands and Rivercrest Village subordinate notes payable (the second mortgage loans) due to the failure to make the required monthly debt service payments. The Partnership and the lender finalized an agreement on June 22, 1994, retroactive to July 1, 1993, to restructure the debt held on Richardson Highlands and Rivercrest Village. The junior lien mortgages were restructured to mature on January 15, 2000, and provide for a 10% interest rate (with a 7% pay rate), based on the "Agreed Valuation Amount", as defined in the restructure agreement. Interest payments are payable from surplus cash. The second mortgages include a "shadow debt" portion that is payable only in the event that the mortgages have not been paid prior to maturity. The shadow debt portion, which is the difference between the Agreed Valuation Amount and the Note Face Amount, for Richardson Highlands and Rivercrest Village is approximately $858,000 and $1,307,000, respectively. The Agreed Valuation Amounts for Richardson Highlands and Rivercrest Village were approximately $7,268,000 and $7,110,000, respectively.
A Note Face Amount of $8,126,000 for Richardson Highlands and $8,417,000 for Rivercrest Village. The agreement also allowed the lender to receive fifty percent of any net proceeds from the sale or refinancing of the properties after the payment of all mortgage notes payable and subordinated debt.

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

During the year ended December 31, 1997, excess proceeds from the refinancing of the first mortgages on Richardson Highlands and Rivercrest Village (as discussed below) were used to make payments of approximately $8,250,000 and $8,000,000, respectively, on the properties second mortgages. At December 31, 1997, the total estimated future cash payments were less than the recorded balance. Therefore, in compliance with Financial Accounting Standards 15, the Partnership reduced the carrying balance to the estimated future cash payments of $1,867,000 (Richardson Highlands) and $3,620,000 (Rivercrest Village), recognizing an extraordinary gain of approximately $1,887,000 on the partial extinguishment of debt.

During the year ended December 31, 1998, payments of excess cash of $857,000 and $1,488,000 were made on Richardson Highlands and Rivercrest Village's second mortgages, respectively. The Partnership reduced the carrying balance to the estimated future cash payments at December 31, 1998 of $929,000 (Richardson Highlands) and $1,944,000 (Rivercrest Village), recognizing an extraordinary gain of $270,000. At December 31, 1998, the Agreed Valuation Amounts are $52,000 for Richardson Highlands and $574,000 for Rivercrest Village. The Note Face Amounts are $910,000 for Richardson Highlands and $1,881,000 for Rivercrest Village.

Subsequent to December 31, 1998, the Partnership made the final mortgage payment on the second mortgage encumbering the Richardson Highlands property. As a result of the payment, the Partnership recognized an extraordinary gain of $874,000 in 1999.

On December 31, 1997, the Richardson Highlands' first mortgage and Rivercrest Village's first mortgage were refinanced by Lehman Brothers Holdings, Inc. ("LBHI") with the outstanding principal balance being increased to $16,900,000 and $11,600,000, respectively. The old mortgage notes in the amount of $6,182,000 and $6,137,000 were repaid from loan proceeds received from the refinancing. The new Richardson Highlands' mortgage note carries a stated interest rate of 7.326%, with a balloon payment due January, 1, 2005, and requires monthly principal and interest payments. The new Rivercrest Village's mortgage note carries a stated interest rate of 7.348%, with a balloon payment due January 1, 2008, and requires monthly principal and interest payments. An extraordinary loss on early extinguishment of debt of approximately $32,000 on Richardson Highlands and $19,000 on Rivercrest Village was realized during the fourth quarter of 1997 due to prepayment penalties. In conjunction with the refinancing, a Repair Escrow for Richardson Highlands and Rivercrest Village was established (see "Note A") and loan costs of approximately $460,000 for Richardson Highlands and $350,000 for Rivercrest Village were incurred.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):


            1999                             $   419

            2000                               3,319

            2001                                 489

            2002                                 530

            2003                                 573

            Thereafter                        37,615

                                             $42,945



 Shadow debt forgiven in 1999 (see above)       (874)

                                             $42,071


NOTE D - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (loss) (in thousands, except per unit data):

                                                  1998              1997


   Net income (loss) as reported               $   109           $  1,102

   Add (deduct)

    Sale of property                                 --                86

    Debt forgiveness                              (270)               524

    Depreciation differences                        25                 44

    Deferred expense                              (127)              (234)

    Other                                          213                490


   Federal taxable (loss) income               $  ( 50)          $  2,012


   Federal taxable (loss) income

     per limited partnership unit              $  3.05           $ 122.45


The following is a reconciliation between the partnership's reported amounts and Federal tax basis of net assets and liabilities as of December 31, 1998: (in thousands)

     Net deficit as reported                              $(17,839)

     Land and buildings                                      6,496

     Accumulated depreciation                              (10,363)

     Syndication                                             6,832

     Debt forgiveness                                          254

     Accrued liabilities                                      (360)

     Other                                                     242

          Net deficit - Federal tax basis                 $(14,738)


NOTE E - NOTE RECEIVABLE

During 1990, Serramonte Plaza advanced $305,000 for tenant improvements to one of its tenants as provided for in the related lease documents. The note bears interest at 12% per annum and is to be repaid over the remaining term of the lease through monthly additional rent payments of approximately $5,000 from October 1990 through May 1999. The outstanding balance of the note receivable was $23,000 at December 31, 1998, and is included in receivables and deposits.

NOTE F - TRANSACTIONS WITH AFFILIATES PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, which receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates $216,000 and $239,000 for the years ended December 31, 1998 and 1997 respectively. For the nine months ended September 30, 1998 and the year ended December 31, 1997, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Registrant's commercial property for providing property management services.
The Registrant paid to such affiliates $147,000 and $151,000 for the nine months ended September 30, 1998 and for the year ended December 31, 1997. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial property were provided by an unrelated party.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $157,000 and $143,000 for the years ended December 31, 1998 and 1997, respectively.

During the year ended December 31, 1998 and 1997, the Partnership paid affiliates of the General Partner approximately $40,000 and $506,000, respectively, for loan costs which were capitalized and included in other assets in the accompanying Consolidated Balance Sheet. These loan costs related to the refinancing of the investment properties.

In prior years the Partnership was advanced funds from a former General Partner in order to meet its existing obligations. Interest accrues on these advances at rates agreed to by the partnership and the former General Partners. The interest rates at December 31, 1998 ranged from 4.70% to 9.50%. The unpaid balance on these advances at December 31, 1998, and the related accrued interest is $326,000 and $130,000, respectively.

NOTE G - OPERATING LEASES

The Partnership receives rental income from commercial leases under operating leases with various terms. Minimum future rentals under operating leases with terms of one year or more for the Partnership as of December 31, 1998, are as follows: (in thousands)

            1999                        $ 2,512

            2000                          2,280

            2001                          1,891

            2002                          1,504

            2003                          1,110

            Thereafter                    1,885

                                        $11,182


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

NOTE I - REAL ESTATE AND ACCUMULATED DEPRECIATION

Investment Properties


                                           Initial Cost

                                          To Partnership

                                          (in thousands)


                                                 Buildings,

                                                 Leasehold        Cost

                                                 Interests     Capitalized

                                                And Related  (Written down)

                                                  Personal    Subsequent to

                       Encumbrances     Land      Property     Acquisition

 Rivercrest Village

   Sacramento, CA        $ 13,453     $  1,230     $ 15,171     $  1,835

 Richardson Highlands

   Marin County, CA        17,696        5,196       10,455        1,552

 Serramonte Plaza

   Daly City, CA           11,796        4,272       20,278      (11,523)

 Totals                  $ 42,945     $ 10,698     $ 45,904     $ (8,136)







                                           Gross Amount At Which Carried

                                               At December 31, 1998

                                                  (in thousands)


                                   Buildings

                                  And Related

                                   Personal

 Description              Land     Property     Total   Depreciation Construction  Acquired


 Rivercrest Village       $1,231    $17,005    $18,236      $11,648      1975        10/85

 Richardson Highlands      5,200     12,003     17,203        8,154      1979        10/85

 Serramonte Plaza          1,971     11,056     13,027        6,147   1971-1981      10/85


    Totals                $8,402    $40,064    $48,466      $25,949


The depreciable lives for the buildings and components are 5 to 25 years. The depreciable lives for related personal property are 5 to 7 years.

Reconciliation of "Real Estate and Accumulated Depreciation":



                                            Year Ended       Year Ended

                                           December 31,     December 31,

                                               1998             1997

                                                   (in thousands)

   Real Estate

   Balance at beginning of year             $47,572         $51,125

      Property improvements                   1,050             652

      Disposition of Property                  (156)         (4,205)

   Balance at End of Year                   $48,466         $47,572


   Accumulated Depreciation

   Balance at beginning of year             $24,162         $24,213

      Additions charged to expense            1,894           1,844

      Disposition of property                  (107)         (1,895)

   Balance at end of year                   $25,949         $24,162


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, is $54,962,000 and $53,908,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is $36,312,000 and $34,443,000, respectively.

NOTE J - ABANDONMENT OF UNITS

In 1998, the number of Limited Partnership Units decreased by six due to limited partners abandoning these units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the limited partner is allocated his or her share of the income or loss for that year. The net income per limited partnership unit is calculated based on the number of units outstanding at the beginning of the year.

NOTE K - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," Investors First-Staged Equity LP has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of two apartment complexes located in California. The Partnership rents apartment units to people for terms that are typically twelve months or less. The commercial property segment consists of office space located in Serramonte, California. This property leases space to management, restaurant, and dental enterprises at terms ranging from month to month to ten years.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to reportable segments.

                 1998                 Residential  Commercial   Other    Totals
 Rental income                        $  5,102     $  3,104    $   --   $ 8,206
 Other income                              247           24        77       348
 Interest expense                        2,256        1,084        --     3,340
 Depreciation                            1,438          456        --     1,894
 General and administrative expenses        --           --       261       261
 Loss on disposal of assets                (49)          --        --       (49)
 Gain on extraordinary items               270           --        --       270
 Segment profit (loss)                    (228)         521      (184)      109
 Total assets                           17,509        8,348       624    26,481
 Capital expenditures                      488          562         0     1,050


                 1997                 Residential  Commercial   Other    Totals
 Rental income                        $  4,705     $  2,656    $   --   $  7,361
 Other income                              188          123        74        385
 Interest expense                        2,321        1,563        --      3,884
 Depreciation                            1,425          419        --      1,844
 General and administrative expenses        --           --       194        194
 Gain on disposal of assets                 --        2,042        --      2,042
 Gain (loss) on extraordinary items      1,836       (1,348)       --        488
 Segment profit (loss)                     920          333      (151)     1,102
 Total assets                           18,632        7,864     2,533     29,029
 Capital expenditures                      204          448        --        652

NOTE L - LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None




                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors. The General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

The names of the directors and executive officers of MAERIL, Inc. ("MAERIL") the Partnership's General Partner, their ages and the nature of all positions with MAERIL presently held by them are set forth below. There are no family relationships between or among any officers and directors.

Name                  Age     Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10.  EXECUTIVE COMPENSATION

None of the directors and officers of the General Partner received any remuneration from the Partnership.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) No person or entity owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Units of the Partnership as of December 31, 1998 and as of the date of this filing.

(b) No officers of the General Partner or its affiliates own any Limited Partnership Units in the Partnership.

     No officer of the General Partner or its affiliates possesses a right to acquire a beneficial ownership of Limited Partnership Units of the Partnership.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the General Partner. AIMCO and its affiliates currently do not own any of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, which receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates $216,000 and $239,000 for the years ended December 31, 1998 and 1997 respectively. For the nine months ended September 30, 1998 and the year ended December 31, 1997, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Registrant's commercial property for providing property management services.
The Registrant paid to such affiliates $147,000 and $151,000 for the nine months ended September 30, 1998 and for the year ended December 31, 1997. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial property were provided by an unrelated party.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $157,000 and $143,000 for the years ended December 31, 1998 and 1997, respectively.

During the year ended December 31, 1998 and 1997, the Partnership paid affiliates of the General Partner approximately $40,000 and $506,000, respectively, for loan costs which were capitalized and included in other assets in the accompanying Consolidated Balance Sheet. These loan costs related to the refinancing of the investment properties.

In prior years the Partnership was advanced funds from a former General Partner in order to meet its existing obligations. Interest accrues on these advances at rates agreed to by the partnership and the former General Partners. The interest rates at December 31, 1998 ranged from 4.70% to 9.50%. The unpaid balance on these advances at December 31, 1998, and the related accrued interest is $326,000 and $130,000, respectively.




                                    PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          See Exhibit Index

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     (b)  Reports on Form 8-K filed during the fourth quarter of 1998:

          Current Report on Form 8-K dated October 1, 1998 and filed on October 16, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.



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


                               INVESTORS FIRST-STAGED EQUITY L.P.
                               (Registrant)

                               By:  VMS Realty Investment II,
                                    its General Partner

                               By:  /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President

                               By:  /s/Timothy R. Garrick
                                    Timothy R. Garrick
                                    Vice President - Accounting

                               Date: March 26, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/Patrick J. Foye                         Date: March 26, 1999
     Patrick J. Foye
     Executive Vice President and Director



By:  /s/Timothy R. Garrick                      Date: March 26, 1999
     Timothy R. Garrick
     Vice President - Accounting
     and Director



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