Form 10QSB
period 1999-03-31
INVESTORS FIRST STAGED EQUITY L P
filed 1999-05-17
CIK 768834

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1999


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

                         55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)


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
                                  (Unaudited)

                                 March 31, 1999


Assets

  Cash and cash equivalents                                     $  1,368

  Receivables and deposits                                           861

  Restricted escrows                                                 592

  Other assets                                                     1,533

  Investment properties:

     Land                                        $  8,402

     Buildings and related improvements            40,102

                                                   48,504

     Less accumulated depreciation                (26,423)        22,081

                                                                $ 26,435

Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                              $     37

  Accrued interest                                                   400

  Tenant security deposit liabilities                                464

  Accrued property taxes                                              86

  Other liabilities                                                  130

  Advances from affiliates of General Partner                        327

  Mortgage notes payable                                          41,853


Partners' Deficit

  General partner                                $   (350)

  Limited partners (16,261.152 units

     issued and outstanding)                      (16,512)       (16,862)

                                                                $ 26,435


          See Accompanying Notes to Consolidated Financial Statements

b)
                       INVESTORS FIRST-STAGED EQUITY L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)


                                                   Three Months Ended

                                                        March 31,

                                                    1999        1998

Revenues:

 Rental income                                   $ 2,119      $ 1,978

 Other income                                         74           86

    Total revenues                                 2,193        2,064


Expenses:

 Operating                                           636          665

 General and administrative                           57           69

 Depreciation                                        474          464

 Interest                                            813          828

 Property taxes                                      110          113

    Total expenses                                 2,090        2,139

Income (loss) before extraordinary item              103          (75)

Extraordinary item - gain on early

  extinguishment of debt                             874           10


Net income (loss)                                $   977      $   (65)


Net income (loss) allocated to general

  partner (1%)                                   $    10      $    (1)

Net income (loss) allocated to limited

  partners (99%)                                     967          (64)


                                                 $   977      $   (65)

Per limited partnership unit:

Income (loss) before extraordinary item          $  6.27      $ (4.54)

Extraordinary item                                 53.19          .61

Net income (loss) per limited partnership unit   $ 59.46      $ (3.93)


          See Accompanying Notes to Consolidated Financial Statements

c)
                       INVESTORS FIRST-STAGED EQUITY L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)
                                  (Unaudited)



                                    Limited

                                  Partnership   General     Limited

                                     Units      Partner    Partners     Total

  Partners' deficit at

  December 31, 1998                 16,261     $   (360) $ (17,479)  $ (17,839)


Net income for the three months
   ended March 31, 1999                 --           10        967         977

Partners' deficit at

    March 31, 1999                  16,261     $   (350) $ (16,512)  $ (16,862)


          See Accompanying Notes to Consolidated Financial Statements

d)
                       INVESTORS FIRST-STAGED EQUITY L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                             Three Months Ended

                                                                  March 31,

                                                                1999     1998

Cash flows from operating activities:

    Net income (loss)                                        $   977   $   (65)

    Adjustments to reconcile net income (loss) to net cash

      provided by operating activities:

      Depreciation                                               474       464

      Amortization of loan costs and leasing commissions          45        47

      Extraordinary gain on early extinguishment of debt        (874)      (10)

      Change in accounts:

        Receivables and deposits                                (123)      (52)

        Other assets                                             (60)        6

        Accounts payable                                         (42)       (4)

        Accrued interest                                           8       186

        Tenant security deposit liabilities                       (4)       19

        Accrued property taxes                                    86       113

        Other liabilities                                         20       (20)


         Net cash provided by operating activities               507       684


Cash flows from investing activities:

    Property improvements and replacements                       (38)     (190)

    Net (deposits to) withdrawals from restricted escrows        (68)      375


         Net cash (used in) provided by investing activities    (106)      185


Cash flows from financing activities:

    Payment of loan costs                                         --      (106)

    Payments on mortgage notes payable                          (218)     (635)

 Advances to affiliates                                            1         1


         Net cash used in financing activities                  (217)     (740)


Net increase in cash and cash equivalents                        184       129

Cash and cash equivalents at beginning of period               1,184     2,640


Cash and cash equivalents at end of period                   $ 1,368   $ 2,769


Supplemental disclosure of cash flow information:

    Cash paid for interest                                   $   768   $   602


          See Accompanying Notes to Consolidated Financial Statements


e)
                       INVESTORS FIRST-STAGED EQUITY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Investors First-Staged Equity L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

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



NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, ("AIMCO") a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $56,000 and $63,000 for the three months ended March 31, 1999 and 1998, respectively. For the three months ended March 31, 1998, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Registrant's commercial property for providing property management services. The Registrant paid to such affiliates $53,000 for the three months ended March 31, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial property were provided by an unrelated party.



An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $39,000 and $37,000 for the three months ended March 31, 1999 and 1998, respectively.

During the three months ended March 31, 1998 the Partnership paid affiliates of the General Partner approximately $40,000 for loan costs which were capitalized and are included in other assets in the accompanying Consolidated Balance Sheet. These loan costs related to the refinancing of the investment properties.

In prior years the Partnership was advanced funds from a former General Partner in order to meet its existing obligations. Interest accrues on these advances at rates agreed to by the Partnership and the former General Partner. The interest rates at March 31, 1999 ranged from 4.70% to 9.50%. The unpaid balance on these advances at March 31, 1999 and the related accrued interest is $327,000 and $138,000, respectively.

NOTE D - EARLY EXTINGUISHMENT OF DEBT

At March 31, 1999, the total estimated future cash payments, on the Partnership's properties second mortgages, are less than the recorded balance. Therefore, in compliance with Financial Accounting Standards 15, the Partnership reduced the carrying balance to the estimated future cash payments of $1,895,000 on the second mortgage encumbering Rivercrest Village Apartments. In January 1999, the Partnership made the final payment on the second mortgage encumbering the Richardson Highlands property. As a result of the payment, the Partnership recognized an extraordinary gain of $874,000.

NOTE E - SEGMENT REPORTING


Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of two apartment complexes located in California. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of office space located in Serramonte, California. This property leases space to management, restaurant, and dental enterprises at terms ranging from month to month to ten years.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to reportable segments.


                1999                Residential Commercial   Other   Totals

Rental income                       $  1,352    $    767   $   --   $ 2,119
Other income                              63           5        6        74
Interest expense                         544         269       --       813
Depreciation                             360         114       --       474
General and administrative expenses       --          --       57        57
Gain on extraordinary items              874          --       --       874
Segment profit (loss)                    917         111      (51)      977
Total assets                          17,476       8,296      663    26,435
Capital expenditures                      33           5       --        38

                1998                Residential Commercial   Other   Totals

Rental income                       $  1,237    $    741   $   --   $  1,978
Other income                              49           6       31         86
Interest expense                         556         272       --        828
Depreciation                             356         108       --        464
General and administrative expenses       --          --       69         69
Gain on extraordinary items               10          --       --         10
Segment profit (loss)                   (131)        104      (38)       (65)
Total assets                          18,231       7,989    2,394     28,614
Capital expenditures                      44         146       --        190

NOTE F - LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy for these properties for the three months ended March 31, 1999 and 1998:


                                                  1999        1998

Rivercrest Village Apartments

     Sacramento, California                       90%         90%

Richardson Highlands Apartments

    Marin City, California                        99%          99%

Serramonte Plaza

     Daly City, California                        97%         95%


Results of Operations

The Registrant's net income for the three months ended March 31, 1999 was approximately $977,000 as compared to a net loss of approximately $65,000 for the three months ended March 31, 1998. The increase in net income was primarily attributed to the extraordinary gain on early extinguishment of debt at Richardson Highlands Apartments. During the three months ended March 31, 1999, the Partnership made the final mortgage payment on the second mortgage encumbering the Richardson Highlands Apartments resulting in the extraordinary gain on early extinguishment of debt.

The Registrant's income before extraordinary items for the three months ended March 31, 1999 was approximately $103,000 as compared to a loss of approximately $75,000 for the three months ended March 31, 1998. The increase in net income before extraordinary item was due to an increase in total revenues and a decrease in total expenses. The increase in total revenues was due to an increase in rental income, which was primarily attributable to the increase in average rental rates at all of the Registrant's investment properties. The increase in rental income was partially offset by a decrease in other income. The decrease in other income was primarily attributable to a decrease in the Registrant's balances in interest bearing accounts.

Total expenses decreased primarily due to a reduction in operating expense and to a lesser extent, a decrease in interest expense and general and administrative expense. Operating expense decreased due to a reduction in insurance. Insurance expense decreased due to the change in insurance carriers at the Registrant's investment properties during the fourth quarter of 1998 which resulted in lower insurance premiums.

The decrease in general and administrative expense is primarily attributable to a decrease in professional expenses and general costs of the Partnership. Interest expense decreased due to the repayment of Richardson Highlands' second mortgage, which encumbered the property. Depreciation expense increased slightly for the three months ended March 31, 1999 as compared to the comparable period. Property tax expense remained relatively constant for the comparable periods. Included in general and administrative expenses at both March 31, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999, the Registrant had cash and cash equivalents of approximately $1,368,000 as compared to approximately $2,769,000 at March 31, 1998. Cash and cash equivalents increased approximately $184,000 for the three months ended March 31, 1999 from the Registrant's fiscal year end, primarily due to approximately $507,000 of cash provided by operating activities, which was partially offset by approximately $217,000 of cash used in financing activities and approximately $106,000 of cash used in investing activities. Cash used in financing activities consisted primarily of principal payments on the mortgage encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements and net deposits to the escrow accounts maintained by the mortgage lender. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Rivercrest Village Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $365,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $467,000 are planned for 1999 consisting of clubhouse renovations, carpet replacement and other interior improvements. As of March 31, 1999 approximately $12,000 has been incurred consisting primarily of appliance and floor covering replacements.

Richardson Highlands Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $213,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $213,000 are planned for 1999 consisting of balcony and stairway replacement and repairs, carpet, cabinet, countertop and roof replacements, parking lot repairs and other building improvements. As of March 31, 1999 approximately $21,000 has been incurred consisting primarily of interior improvements and floor covering replacement.

Serramonte Plaza

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $1,000,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $423,000 are planned for 1999 consisting of door and entrance way and parking lot repairs and tenant improvements. As of March 31, 1999 approximately $5,000 has been incurred consisting primarily of tenant improvements.

The additional capital improvements will be incurred only if cash is available from operations or Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.


The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $41,853,000 matures from January 2000 until January 2008, with balloon payments due at maturity, at which time the properties will either be refinanced and/or sold. Rivercrest Village has a balloon second mortgage, which includes a "shadow debt" portion, payable only in the event that the mortgage goes to maturity, January 15, 2000. The "shadow debt" portion for Rivercrest is approximately $1,307,000. On March 31, 1999, the total remaining balance on the second mortgage for Rivercrest Village is approximately $1,895,000. The Partnership made the final payment on the second mortgage encumbering the Richardson Highlands Apartments during January 1999.

No cash distributions were paid during the three months ended March 31, 1999 and 1998. The Registrant's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, debt refinancing, and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures, to permit distributions to its partners in 1999.

Potential Tender Offer

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

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.


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

          b)   Reports on Form 8-K:

               None filed during the quarter ended March 31, 1999.


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




                               INVESTORS FIRST-STAGED EQUITY L.P.
                               (Registrant)

                               By:      VMS Realty Investment II,
                                        its General Partner

                               By:      /s/Patrick J. Foye
                                        Patrick J. Foye
                                        Executive Vice President

                               By:      /s/Carla R. Stoner
                                        Carla R. Stoner
                                        Senior Vice President Finance and
                                        Administration

                               Date:    May 17, 1999