Form 10QSB
period 1999-06-30
INVESTORS FIRST STAGED EQUITY L P
filed 1999-08-09
CIK 768834

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

                  For the quarterly period ended June 30, 1999


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
                                  (Unaudited)

                                 June 30, 1999


Assets

  Cash and cash equivalents                                        $  1,602

  Receivables and deposits                                              747

  Restricted escrows                                                    663

  Other assets                                                        1,501

  Investment properties:

     Land                                         $  8,402

     Buildings and related personal property        40,175

                                                    48,577

     Less accumulated depreciation                 (26,907)          21,670

                                                                   $ 26,183
Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                                 $     70

  Accrued interest                                                      406

  Tenant security deposit liabilities                                   485

  Other liabilities                                                      90

  Advances from affiliates of General Partner                           326

  Mortgage notes payable                                             41,345

Partners' Deficit

  General partner                                 $   (347)

  Limited partners (16,261.152 units

     issued and outstanding)                       (16,192)         (16,539)

                                                                   $ 26,183


          See Accompanying Notes to Consolidated Financial Statements
b)
                       INVESTORS FIRST-STAGED EQUITY L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)


                                         Three Months Ended   Six Months Ended

                                              June 30,            June 30,

                                           1999       1998     1999      1998

Revenues:

 Rental income                            $ 2,166   $ 2,013   $ 4,285  $ 3,991

 Other income                                  70        99       144      185

    Total revenues                          2,236     2,112     4,429    4,176

Expenses:

 Operating                                    669       667     1,305    1,332

 General and administrative                    34        70        91      139

 Depreciation                                 484       464       958      928

 Interest                                     818       838     1,631    1,666

 Property taxes                               133       114       243      227

    Total expenses                          2,138     2,153     4,228    4,292

 Income (loss) before extraordinary item       98       (41)      201     (116)

Extraordinary item - gain on early

  extinguishment of debt (Note D)             225        --     1,099       10

       Net income (loss)                  $   323   $   (41)  $ 1,300  $  (106)

Net income (loss) allocated to general

  partner (1%)                            $     3   $    --   $    13  $    (1)

Net income (loss) allocated to limited

  partners (99%)                              320       (41)    1,287     (105)

       Net income (loss)                  $   323   $   (41)  $ 1,300  $  (106)

Net income (loss) per limited

 partnership unit:

Income (loss) before extraordinary item   $  5.97   $ (2.52)  $ 12.24  $ (7.06)

Extraordinary item                          13.71        --     66.90      .61

       Net income (loss)                  $ 19.68   $ (2.52)  $ 79.14  $ (6.45)


          See Accompanying Notes to Consolidated Financial Statements
c)
                       INVESTORS FIRST-STAGED EQUITY L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)
                                  (Unaudited)



                                Limited

                              Partnership  General    Limited

                                 Units     Partner    Partners     Total

  Partners' deficit at

  December 31, 1998              16,261    $   (360) $ (17,479) $ (17,839)

Net income for the six months

   ended June 30, 1999               --          13      1,287      1,300

Partners' deficit at

    June 30, 1999                16,261    $   (347) $ (16,192) $ (16,539)


          See Accompanying Notes to Consolidated Financial Statements
d)
                       INVESTORS FIRST-STAGED EQUITY L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                            Six Months Ended

                                                                June 30,

                                                             1999       1998

Cash flows from operating activities:

  Net income (loss)                                       $  1,300   $   (106)

  Adjustments to reconcile net income (loss) to net cash

    provided by operating activities:

    Extraordinary gain on early extinguishment of debt      (1,099)       (10)

    Depreciation                                               958        928

    Amortization of loan costs and leasing commissions          83         96

    Change in accounts:

      Receivables and deposits                                  (9)        13

      Other assets                                             (32)       (69)

      Accounts payable                                          (9)       (14)

      Accrued interest                                          14        194

      Tenant security deposit liabilities                       17         30

      Other liabilities                                        (20)        (3)

         Net cash provided by operating activities           1,203      1,059

Cash flows from investing activities:

  Property improvements and replacements                      (111)      (356)

  Net (deposits to) withdrawals from restricted escrows       (139)       329

  Lease commissions paid                                       (34)        --

         Net cash used in investing activities                (284)       (27)

Cash flows from financing activities:

  Payment of loan costs                                         --       (106)

  Payments on mortgage notes payable                          (501)      (726)

  Advances to affiliates                                        --          2

         Net cash used in financing activities                (501)      (830)

Net increase in cash and cash equivalents                      418        202

Cash and cash equivalents at beginning of period             1,184      2,640

Cash and cash equivalents at end of period                $  1,602   $  2,842

Supplemental disclosure of cash flow information:

  Cash paid for interest                                  $  1,557   $  1,394


          See Accompanying Notes to Consolidated Financial Statements


e)
                       INVESTORS FIRST-STAGED EQUITY L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Investors First-Staged Equity L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

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

During the six months ended June 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $113,000 and $126,000 for the six months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Registrant's commercial property for providing property management services. The Registrant paid to such affiliates $5,000 and $57,000 for the six months ended June 30, 1999 and 1998, respectively. Effective October 1, 1998 (the effective date of the Insignia Merger) a significant portion of these services for the commercial property were provided by an unrelated party.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $57,000 and $76,000 for the six months ended June 30, 1999 and 1998, respectively.

During the six months ended June 30, 1998 the Partnership paid affiliates of the General Partner approximately $40,000 for loan costs which were capitalized and are included in other assets in the accompanying Consolidated Balance Sheet. These loan costs related to the refinancing of the investment properties.

In prior years the Partnership was advanced funds from a former General Partner in order to meet its existing obligations. Interest accrues on these advances at rates agreed to by the Partnership and the former General Partner. The interest rates at June 30, 1999 ranged from 4.70% to 9.50%. The unpaid balance on these advances at June 30, 1999 and the related accrued interest is $326,000 and $143,000, respectively.

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the General
Partner commenced a tender offer to purchase up to 7,317.52 (45.00% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $183 per unit. The offer expired on June 29, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,366.93 units. As a result, AIMCO and its affiliates currently own 2,366.93 units of limited partnership interest in the Partnership representing 14.56% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - EARLY EXTINGUISHMENT OF DEBT

At June 30, 1999, the total estimated future cash payments, on the Partnership's properties second mortgages, are less than the recorded balance. Therefore, in compliance with Financial Accounting Standards 15, the Partnership reduced the carrying balance to the estimated future cash payments of $1,480,000 on the second mortgage encumbering Rivercrest Village Apartments recognizing an extraordinary gain of approximately $225,000 on the partial extinguishment of debt. In January 1999, the Partnership made the final payment on the second mortgage encumbering the Richardson Highlands property. As a result of the payment, the Partnership recognized an extraordinary gain of $874,000.

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

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the six months ended June 30, 1999 and 1998 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to reportable segments.

               1999                 Residential  Commercial   Other    Totals

Rental income                       $  2,715     $  1,570    $   --   $ 4,285
Other income                             118           14        12       144
Interest expense                       1,094          537        --     1,631
Depreciation                             716          242        --       958
General and administrative expenses       --           --        91        91
Gain on extraordinary item             1,099           --        --     1,099
Segment profit (loss)                  1,130          249       (79)    1,300
Total assets                          17,177        8,328       678    26,183
Capital expenditures                      93           18        --       111

               1998                 Residential  Commercial   Other    Totals

Rental income                       $  2,458     $  1,533    $   --   $ 3,991
Other income                             118           10        57       185
Interest expense                       1,123          543        --     1,666
Depreciation                             712          216        --       928
General and administrative expenses       --           --       139       139
Gain on extraordinary item                10           --        --        10
Segment profit (loss)                   (296)         272       (82)     (106)
Total assets                          17,927        8,109     2,360    28,396
Capital expenditures                     128          228        --       356

NOTE F - LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy for these properties for the six months ended June 30, 1999 and 1998:

                                                  1999        1998

Rivercrest Village Apartments
     Sacramento, California                       91%         89%

Richardson Highlands Apartments
    Marin City, California                        99%          99%

Serramonte Plaza
     Daly City, California                        97%         96%

Results of Operations

The Registrant's net income for the three and six months ended June 30, 1999 was approximately $323,000 and $1,300,000, respectively, as compared to a net loss of approximately $41,000 and $106,000 for the three and six months ended June 30, 1998. The increase in net income for the three and six months ended June 30, 1999 is primarily attributable to an extraordinary gain on the early extinguishment of debt at Richardson Highlands Apartments and Rivercrest Village Apartments. During the six months ended June 30, 1999, the Partnership made the final mortgage payment on the second mortgage encumbering the Richardson Highlands Apartments and a portion of the second mortgage encumbering the Rivercrest Village Apartments resulting in the extraordinary gain on early extinguishment of debt.

The Registrant's income before extraordinary item for the three and six months ended June 30, 1999 was approximately $98,000 and $201,000 respectively, as compared to a loss of approximately $41,000 and $116,000 for the three and six months ended June 30, 1998. The increase in net income before extraordinary item was due to an increase in total revenue and a decrease in total expenses. The increase in total revenue was the result of an increase in rental income, which was primarily attributable to the increase in occupancy and average rental rates at all of the Registrant's investment properties. The increase in rental income was partially offset by a decrease in other income. Other income decreased primarily due to an overall decrease in the cash balance of the Partnership as a whole.

Total expenses decreased for the three and six months ended June 30, 1999 as a result of decreases in both general and administrative and interest expenses, which was partially offset by an increase in depreciation and property taxes expense. Depreciation expense increased as a result of the significant capital improvements put in service during 1998. Property tax expense increased as a result of an increase in the tax rate for Rivercrest Village Apartments. Operating expense remained relatively constant for the three months ended June 30, 1999, but decreased for the six months ended June 30, 1999. The decrease for the six months ended June 30, 1999 was attributable to a decrease in insurance expense. Insurance expense decreased due to the change in insurance carriers at the Registrant's investment properties during the fourth quarter of 1998 which resulted in lower insurance premiums.

Interest expense decreased due to the repayment of Richardson Highlands' second mortgage, which encumbered the property. General and administrative expense decreased as a result of a decrease in professional expenses and general costs of the Partnership. Included in general and administrative expenses for the six months ended June 30, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, cost associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Registrant had cash and cash equivalents of approximately $1,602,000 as compared to approximately $2,842,000 at June 30, 1998. Cash and cash equivalents increased approximately $418,000 for the six months ended June 30, 1999 from the Registrant's fiscal year end, primarily due to approximately $1,203,000 of cash provided by operating activities, which was partially offset by approximately $501,000 of cash used in financing activities and approximately $284,000 of cash used in investing activities. Cash used in financing activities consisted of principal payments on the mortgage encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements, net deposits to the escrow accounts maintained by the mortgage lender and the payment of lease commissions. The Registrant invests its working capital reserves in money market accounts.

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

Rivercrest Village Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $365,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $467,000 are planned for 1999 at this property which include certain of the required improvements and consist of clubhouse renovations, carpet replacement and other interior improvements. As of June 30, 1999 approximately $25,000 of capital improvements have been incurred consisting primarily of appliance and floor covering replacements.

Richardson Highlands Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $213,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $213,000 are planned for 1999 at this property which include certain of the required improvements and consist of balcony and stairway replacement and repairs, carpet, cabinet, countertop and roof replacements, parking lot repairs and other building improvements. As of June 30, 1999 approximately $68,000 of capital improvements have been incurred consisting primarily of interior improvements, appliance and floor covering replacement, balconies and parking area improvements.

Serramonte Plaza

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $1,000,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $423,000 are planned for 1999 at this property which include certain of the required improvements and consist of door and entrance way and parking lot repairs and tenant improvements. As of June 30, 1999 approximately $18,000 of capital improvements have been incurred consisting primarily of tenant improvements.

The additional capital improvements will be incurred only if cash is available from operations or Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $41,345,000 matures from January 2000 until January 2008, with balloon payments due at maturity, at which time the properties will either be refinanced and/or sold. Rivercrest Village has a balloon second mortgage, which includes a "shadow debt" portion, payable only in the event that the mortgage goes to maturity, January 15, 2000. The "shadow debt" portion for Rivercrest is approximately $1,307,000. On June 30, 1999, the total remaining balance on the second mortgage for Rivercrest Village is approximately $1,480,000. The Partnership made the final payment on the second mortgage encumbering the Richardson Highlands Apartments during January 1999.

No cash distributions were paid during the six months ended June 30, 1999 and 1998. The Registrant's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, debt refinancing, and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures, to permit distributions to its partners in 1999.

Tender Offer

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the General
Partner commenced a tender offer to purchase up to 7,317.52 (45.00% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $183 per unit. The offer expired on June 29, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,366.93 units. As a result, AIMCO and its affiliates currently own 2,366.93 units of limited partnership interest in the Partnership representing 14.56% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)   Reports on Form 8-K:

     None filed during the quarter ended June 30, 1999.


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

                               Date:  August 6, 1999