Form 10QSB
period 1999-09-30
INVESTORS FIRST STAGED EQUITY L P
filed 1999-11-12
CIK 768834

FORM 10-QSB-_ QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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

                                 (864) 239-1000
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         PART I _ FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

a)

                       INVESTORS FIRST-STAGED EQUITY L.P.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999



Assets
Cash and cash equivalents                                           $  1,908
Receivables and deposits                                                 872
Restricted escrows                                                       585
Other assets                                                           1,454
Investment properties:
Land                                                  $  8,402
Buildings and related personal property                 40,525
                                                        48,927
Less accumulated depreciation                          (27,386)       21,541
                                                                    $ 26,360
Liabilities and Partners' Deficit
Liabilities
Accounts payable                                                    $    158
Accrued interest                                                         405
Tenant security deposit liabilities                                      502
Accrued property taxes                                                   125
Other liabilities                                                        106
Advances from affiliates of General Partner                              326
Mortgage notes payable                                                41,098

Partners' Deficit
General partner                                        $  (345)
Limited partners (16,261.152 units issued and
outstanding)                                           (16,015)      (16,360)
                                                                    $ 26,360

          See Accompanying Notes to Consolidated Financial Statements


b)

                       INVESTORS FIRST-STAGED EQUITY L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                       1999        1998       1999       1998
Revenues:
Rental income                       $  2,231     $ 2,059    $ 6,516    $ 6,050
Other income                              60          98        204        283
Total revenues                         2,291       2,157      6,720      6,333
Expenses:
Operating                                641         685      1,946      2,017
General and administrative                45          59        136        198
Depreciation                             479         475      1,437      1,403
Interest                                 828         835      2,459      2,501
Property taxes                           125         119        368        346
Loss on disposition of property           --          49         --         49
Total expenses                         2,118       2,222      6,346      6,514

Income (loss) before extraordinary
 item                                    173         (65)       374       (181)
Extraordinary gain on early
  extinguishment of debt (Note D)          6         260      1,105        270

Net income                          $    179     $   195    $ 1,479    $    89

Net income allocated
to general partners (1%)            $      2     $     2    $    15    $     1
Net income allocated
to limited partners (99%)                177         193      1,464         88

                                    $    179     $   195    $ 1,479    $    89

Net income (loss) per limited
   partnership unit:
Income (loss) before
  extraordinary item                $  10.52     $ (3.96)   $ 22.75    $(11.00)
Extraordinary item                       .36       15.82      67.25      16.41

   Net income                       $  10.88     $ 11.86    $ 90.00    $  5.41

          See Accompanying Notes to Consolidated Financial Statements


c)

                       INVESTORS FIRST-STAGED EQUITY L.P.
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Limited
                               Partnership    General     Limited
                                  Units       Partner    Partners      Total

Partners' deficit at
December 31, 1998               16,261.152   $ (360)    $(17,479)    $(17,839)

Net income for the nine months
ended September 30, 1999               --        15        1,464        1,479

Partners' deficit
   at September 30, 1999        16,261.152   $ (345)    $(16,015)    $(16,360)


          See Accompanying Notes to Consolidated Financial Statements


d)
                       INVESTORS FIRST-STAGED EQUITY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                          1999        1998
Cash flows from operating activities:
Net income                                             $  1,479      $    89
Adjustments to reconcile net income to net cash
provided by operating activities:
Extraordinary gain on early extinguishment of debt       (1,105)        (270)
Depreciation                                              1,437        1,403
Amortization of loan costs and leasing commissions          141          145
  Loss on disposition of property                            --           49
  Change in accounts:
Receivables and deposits                                   (134)        (104)
Other assets                                                (38)         (84)
Accounts payable                                             79           14
Accrued interest                                             13          200
Tenant security deposit liabilities                          34           48
Accrued property taxes                                      125          118
Other liabilities                                            (4)         (10)

Net cash provided by operating activities                 2,027        1,598

Cash flows from investing activities:

Property improvements and replacements                     (461)        (723)
Net (deposits to) withdrawals from restricted escrows       (61)         311
Lease commissions paid                                      (39)          --

Net cash used in investing activities                      (561)        (412)

Cash flows from financing activities:
Payment of loan costs                                        --         (106)
Payments on mortgage notes payable                         (742)      (2,511)
Advances to affiliates                                       --            3

Net cash used in financing activities                      (742)      (2,614)

Net increase (decrease) in cash and cash equivalents        724       (1,428)
Cash and cash equivalents at beginning of period          1,184        2,640

Cash and cash equivalents at end of period              $ 1,908      $ 1,212

Supplemental disclosure of cash flow information:
Cash paid for interest                                  $ 2,338      $ 2,184

          See Accompanying Notes to Consolidated Financial Statements


e)
                       INVESTORS FIRST-STAGED EQUITY L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A _ BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Investors First-Staged Equity L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of MAERIL, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

The Partnership's consolidated financial statements include the accounts of its 99.99% limited partnership interests in Serramonte, LP, VMS Apartments Portfolio II and VMS Apartments Portfolio III. The general partner of the consolidated partnership, MAERIL, Inc., may be removed by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

NOTE B _ TRANSFER OF CONTROL

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

NOTE C _ TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the nine months ended September 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $171,000 and $159,000 for the nine months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1998, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Registrant's commercial property for providing property management services. The Registrant paid to such affiliates approximately $147,000 for the nine months ended September 30, 1998. No such fees were paid for the nine months ended September 30, 1999 as these services were provided by an unrelated third party effective October 1, 1998, the date of the Insignia Merger.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $88,000 and $115,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in these expenses for the nine months ended September 30, 1999 is approximately $6,000 in reimbursements for construction oversight costs. There were no such costs incurred for the nine months ended September 30, 1998.

During the nine months ended September 30, 1998 the Partnership paid affiliates of the General Partner approximately $40,000 for loan costs which were capitalized and are included in other assets in the accompanying consolidated balance sheet. These loan costs related to the refinancing of the investment properties. There were no such costs incurred for the nine months ended September 30, 1999.

In prior years the Partnership was advanced funds from a former General Partner in order to meet its existing obligations. Interest accrues on these advances at rates agreed to by the Partnership and the former general partner. The interest rates at September 30, 1999 ranged from 4.70% to 9.50%. The unpaid balance on these advances at September 30, 1999 and the related accrued interest is approximately $326,000 and $143,000, respectively.

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the general partner commenced a tender offer to purchase up to 7,317.52 (approximately 45.00% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $183 per unit. The offer expired on June 29, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,450.79 units. As a result, AIMCO and its affiliates currently own 2,464.1250 units of limited partnership interest in the Partnership representing approximately 15.15% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - EARLY EXTINGUISHMENT OF DEBT

At September 30, 1999, the total estimated future cash payments, on the Partnership's properties second mortgages, are less than the recorded balance. Therefore, in compliance with Financial Accounting Standards 15, the Partnership reduced the carrying balance to the estimated future cash payments of approximately $1,335,000 on the second mortgage encumbering Rivercrest Village Apartments recognizing an extraordinary gain of approximately $231,000 on the partial extinguishment of debt. In January 1999, the Partnership made the final payment on the second mortgage encumbering the Richardson Highlands property.
As a result of the payment, the Partnership recognized an extraordinary gain of $874,000.

NOTE E - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has two reportable segments: residential properties and a commercial property. The Partnership's residential property segment consists of two apartment complexes located in California. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of office space located in Serramonte, California. This property leases space to management, restaurant, and dental enterprises at terms ranging from month to month to ten years.

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

Segment information for the nine months ended September 30, 1999 and 1998 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

                1999                  Residential   Commercial  Other   Totals
                                                  (in thousands)
Rental income                           $ 4,128      $ 2,388     $  --  $6,516
Other income                                171           17        16     204
Interest expense                          1,654          805        --   2,459
Depreciation                              1,074          363        --   1,437
General and administrative expenses          --           --       136     136
Gain on extraordinary item                1,105           --        --   1,105
Segment profit (loss)                     1,187          412      (120)  1,479
Total assets                             17,225        8,367       768  26,360
Capital expenditures                        309          152        --     461

                1998                  Residential   Commercial  Other   Totals
                                                  (in thousands)
Rental income                           $ 3,744      $ 2,306     $  --  $6,050
Other income                                193           18        72     283
Interest expense                          1,688          813        --   2,501
Depreciation                              1,072          331        --   1,403
General and administrative expense           --           --       198     198
Loss on disposal of assets                   49           --        --      49
Gain on extraordinary item                  270           --        --     270
Segment profit (loss)                      (187)         402      (126)     89
Total assets                             17,816        8,215       679  26,710
Capital expenditures                        422          301        --     723


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

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy for these properties for the nine months ended September 30, 1999 and 1998:

Property                                  Average Occupancy
                                           1999       1998

Rivercrest Village Apartments               92%        89%
Sacramento, California
Richardson Highlands Apartments             99%        99%
Marin City, California
Serramonte Plaza                            98%        96%
Daly City, California

The General Partner attributes the increase in occupancy at Rivercrest Village Apartments to improved conditions in the apartment industry in the Sacramento area.

Results of Operations

The Registrant's net income for the three and nine months ended September 30, 1999 was approximately $179,000 and $1,479,000, respectively, as compared to a net income of approximately $195,000 and $89,000 for the three and nine months ended September 30, 1998. The increase in net income for the nine months ended September 30, 1999 is primarily attributable to an extraordinary gain on early extinguishment of debt at Richardson Highlands Apartments and Rivercrest Village Apartments (as discussed in "Item 1. Financial Statements Note D-Early Extinguishment of Debt").

The Registrant's income before extraordinary items for the three and nine months ended September 30, 1999 was approximately $173,000 and $374,000 as compared to a loss of approximately $65,000 and $181,000 for the three and nine months ended September 30, 1998. The increase in net income before extraordinary item for both the three and nine months ended September 30, 1999, was due to an increase in total revenues and a decrease in total expenses. The increase in total revenues was the result of an increase in rental income, which was primarily attributable to the increase in occupancy at Rivercrest Village Apartments and Serramonte Plaza and an increase in average annual rental rates at Rivercrest Village Apartments and Richardson Highlands Apartments. The increase in rental income was partially offset by a decrease in other income. Other income decreased primarily due to lower interest income as a result of a decrease in cash balances held in interest bearing accounts.

Total expenses decreased for the three and nine months ended September 30, 1999 as a result of decreases in operating, general and administrative and interest expenses and a loss on disposition of property which was recognized during 1998. These expenses were partially offset by an increase in depreciation and property tax expense. Depreciation expense increased as a result of the significant capital improvements put in service during 1998 and the first nine months of 1999. Property tax expense increased as a result of an increase in the tax rate for Rivercrest Village Apartments. Operating expense decreased as a result of a decrease in maintenance and insurance expenses. Maintenance expense decreased due to interior and exterior improvements performed at Rivercrest Village Apartments and Richardson Highlands Apartments during the three and nine months ended September 30, 1998. Insurance expense decreased due to the change in insurance carriers at the Registrant's investment properties during the fourth quarter of 1998 which resulted in lower insurance premiums. The loss on disposition of property was attributable to the write off of the undepreciated value of roofs that were replaced at Rivercrest Village Apartments and Richardson Highlands Apartments during the nine months ended September 30, 1998.

Interest expense decreased due to the repayment of Richardson Highlands' second mortgage, which encumbered the property. General and administrative expense decreased as a result of a decrease in professional expenses and general costs of the Partnership. Included in general and administrative expenses for the nine months ended September 30, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 1999, the Registrant had cash and cash equivalents of approximately $1,908,000 as compared to approximately $1,212,000 at September 30, 1998. Cash and cash equivalents increased approximately $724,000 for the nine months ended September 30, 1999 from the Registrant's fiscal year end, primarily due to approximately $2,027,000 of cash provided by operating activities, which was partially offset by approximately $742,000 of cash used in financing activities and approximately $561,000 of cash used in investing activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements, net deposits to the escrow accounts maintained by the mortgage lender and the payment of lease commissions. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Partnership's properties are detailed below.

Rivercrest Village Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $365,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $467,000 are planned for 1999 at this property which include certain of the required improvements and consist of clubhouse renovations, carpet replacement and other interior improvements. As of September 30, 1999 approximately $45,000 of capital improvements have been incurred consisting primarily of appliance and floor covering replacements and landscaping. These improvements were funded from Partnership reserves.

Richardson Highlands Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $213,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $213,000 are planned for 1999 at this property which include certain of the required improvements and consist of balcony and stairway replacements, carpet, cabinet, countertop and roof replacements, parking lot and other building improvements. As of September 30, 1999 approximately $264,000 of capital improvements have been incurred consisting primarily of interior improvements, appliance and floor covering replacement, balconies and parking area improvements, roof replacements and other building improvements. These improvements were funded from Partnership reserves and operations.

Serramonte Plaza

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $1,000,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $423,000 are planned for 1999 at this property which include certain of the required improvements and consist of door and entrance way and parking lot improvements and tenant improvements. As of September 30, 1999 approximately $152,000 of capital improvements have been incurred consisting primarily of tenant improvements. These improvements were funded from Partnership reserves and operations. The Partnership recently entered into a contract to sell Serramonte Plaza to an unaffiliated third party. The sale, which is conditioned upon the purchaser completing its due diligence review of the property and other customary conditions, is expected to close, if at all, prior to year end. There can be no assurance, however, that the sale will be consummated, or if consummated, on what terms or in what time frame.

The additional capital expenditures will be incurred only if cash is available from operations or Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $41,098,000 matures from January 2000 until January 2008, with balloon payments due at maturity, at which time the properties will either be refinanced and/or sold. Rivercrest Village has a balloon second mortgage, which includes a "shadow debt" portion, payable only in the event that the mortgage goes to maturity, January 15, 2000. The "shadow debt" portion for Rivercrest is approximately $1,307,000. On September 30, 1999, the total remaining balance on the second mortgage for Rivercrest Village is approximately $1,335,000. The Partnership made the final payment on the second mortgage encumbering the Richardson Highlands Apartments during January 1999.

No cash distributions were paid during the nine months ended September 30, 1999 and 1998. The Registrant's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations, after required capital improvement expenditures, to permit distributions to its partners in 1999 or subsequent periods.

Tender Offer

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 7,317.52 (approximately 45.00% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $183 per unit. The offer expired on June 29, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,450.79 units. As a result, AIMCO and its affiliates currently own 2,464.1250 units of limited partnership interest in the Partnership representing approximately 15.15% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


b)   Reports on Form 8-K:

     None filed during the quarter ended September 30, 1999.


                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 INVESTORS FIRST-STAGED EQUITY L.P.
                                 (Registrant)


                                 By:     Maeril, Inc.,
                                         its General Partner


                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller

                                 Date:   November 12, 1999