Form 10QSB/A
period 1999-03-31
INVESTORS FIRST STAGED EQUITY L P
filed 2000-04-17
CIK 768834

FORM 10-QSB/A--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Quarterly or Transitional Report

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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

(This document amends the Form 10-QSB for the quarter ended March 31, 1999, due to the reversal of the extraordinary gain on early extinguishment of debt.)

ITEM 1.   FINANCIAL STATEMENTS

a)
                       INVESTORS FIRST-STAGED EQUITY L.P.
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                                   (Unaudited)

                                 March 31, 1999

Assets
    Cash and cash equivalents                                       $  1,368
   Receivables and deposits                                              861
    Restricted escrows                                                   592
    Other assets                                                       1,533
    Investment properties:
      Land                                         $  8,402
      Buildings and related improvements             40,102
                                                     48,504

      Less accumulated depreciation                 (26,423)          22,081
                                                                    $ 26,435

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                 $     37
   Accrued interest                                                      400
   Tenant security deposit liabilities                                   464
   Accrued property taxes                                                 86
   Other liabilities                                                     130
   Advances from affiliates of General Partner                           327
   Mortgage notes payable                                             42,727

Partners' Deficit
    General partner                                $   (359)
    Limited partners (16,261.152 units
      issued and outstanding)                       (17,377)         (17,736)
                                                                    $ 26,435

         See Accompanying Notes to Consolidated Financial Statements

b)
                       INVESTORS FIRST-STAGED EQUITY L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                   (Unaudited)

                                                     Three Months Ended
                                                         March 31,
                                                     1999           1998
Revenues:
  Rental income                                    $ 2,119        $ 1,978
  Other income                                          74             86
      Total revenues                                 2,193          2,064

Expenses:
  Operating                                            636            665
  General and administrative                            57             69
  Depreciation                                         474            464
  Interest                                             813            828
  Property taxes                                       110            113
      Total expenses                                 2,090          2,139

 Income (loss) before extraordinary item               103            (75)
 Extraordinary item - gain on early
    extinguishment of debt                              --             10

Net income (loss)                                  $   103        $   (65)

 Net income (loss) allocated to general
    partner (1%)                                   $     1        $    (1)
 Net income (loss) allocated to limited
    partners (99%)                                     102            (64)

                                                   $   103        $   (65)

Per limited partnership unit:
Income (loss) before extraordinary item            $  6.27        $ (4.54)
Extraordinary item                                      --            .61

Net income (loss) per limited partnership unit     $  6.27        $ (3.93)


         See Accompanying Notes to Consolidated Financial Statements

c)
                       INVESTORS FIRST-STAGED EQUITY L.P.
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                       (in thousands, except unit data)
                                   (Unaudited)

                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner     Partners       Total
Partners' deficit at
   December 31, 1998                      16,261     $   (360)   $ (17,479)   $ (17,839)

Net income for the three months
   ended March 31, 1999                       --            1          102          103

Partners' deficit at
      March 31, 1999                      16,261     $   (359)   $ (17,377)   $ (17,736)


           See Accompanying Notes to Consolidated Financial Statements

d)
                       INVESTORS FIRST-STAGED EQUITY L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,

                                                                   1999         1998
Cash flows from operating activities:
     Net income (loss)                                          $   103      $   (65)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Depreciation                                                474          464
        Amortization of loan costs and leasing commissions           45           47
        Extraordinary gain on early extinguishment of debt           --          (10)
        Change in accounts:
          Receivables and deposits                                 (123)         (52)
          Other assets                                              (60)           6
          Accounts payable                                          (42)          (4)
          Accrued interest                                            8          186
          Tenant security deposit liabilities                        (4)          19
          Accrued property taxes                                     86          113
          Other liabilities                                          20          (20)

            Net cash provided by operating activities               507          684

Cash flows from investing activities:
     Property improvements and replacements                         (38)        (190)
     Net (deposits to) withdrawals from restricted escrows          (68)         375

            Net cash (used in) provided by investing activities    (106)         185

Cash flows from financing activities:
     Payment of loan costs                                           --         (106)
     Payments on mortgage notes payable                            (218)        (635)
     Advances to affiliates                                           1            1

            Net cash used in financing activities                  (217)        (740)

Net increase in cash and cash equivalents                           184          129

Cash and cash equivalents at beginning of period                  1,184        2,640

Cash and cash equivalents at end of period                      $ 1,368      $ 2,769

Supplemental disclosure of cash flow information:
     Cash paid for interest                                     $   768      $   602

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

Note D - Segment Reporting

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

                  1999                   Residential  Commercial    Other    Totals
Rental income                            $  1,352     $    767    $   --    $ 2,119
Other income                                   63            5         6         74
Interest expense                              544          269        --        813
Depreciation                                  360          114        --        474
General and administrative expenses            --           --        57         57
Segment profit (loss)                          43          111       (51)       103
Total assets                               17,476        8,296       663     26,435
Capital expenditures                           33            5        --         38


                  1998                   Residential  Commercial    Other     Totals
Rental income                            $  1,237     $    741    $   --    $  1,978
Other income                                   49            6        31          86
Interest expense                              556          272        --         828
Depreciation                                  356          108        --         464
General and administrative expenses            --           --        69          69
Gain on extraordinary items                    10           --        --          10
Segment profit (loss)                        (131)         104       (38)        (65)
Total assets                               18,231        7,989     2,394      28,614
Capital expenditures                           44          146        --         190

Note E - Legal Proceedings

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

Results of Operations

The Registrant's net income for the three months ended March 31, 1999 was approximately $103,000 as compared to a net loss of approximately $65,000 for the three months ended March 31, 1998. The increase in net income was due to an increase in total revenues and a decrease in total expenses. The increase in total revenues was due to an increase in rental income, which was primarily attributable to the increase in average rental rates at all of the Registrant's investment properties. The increase in rental income was partially offset by a decrease in other income. The decrease in other income was primarily attributable to a decrease in the Registrant's balances in interest bearing accounts.

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

The decrease in general and administrative expense is primarily attributable to a decrease in professional expenses and general costs of the Partnership. Interest expense decreased due to principal payments made on the properties first mortgages. Depreciation expense increased slightly for the three months ended March 31, 1999 as compared to the comparable period. Property tax expense remained relatively constant for the comparable periods. Included in general and administrative expenses at both March 31, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999, the Registrant had cash and cash equivalents of approximately $1,368,000 as compared to approximately $2,769,000 at March 31, 1998. Cash and cash equivalents increased approximately $184,000 for the three months ended March 31, 1999 from the Registrant's fiscal year end, primarily due to approximately $507,000 of cash provided by operating activities, which was partially offset by approximately $217,000 of cash used in financing activities and approximately $106,000 of cash used in investing activities. Cash used in financing activities consisted primarily of principal payments on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements and net deposits to the escrow accounts maintained by the mortgage lender. The Registrant invests its working capital reserves in money market accounts.

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

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $42,727,000 matures from January 2000 until January 2008, with balloon payments due at maturity, at which time the properties will either be refinanced and/or sold. Agreements connected with the second mortgages for Richardson Highlands and Rivercrest Village allow for the lender to receive fifty percent of any residual proceeds from the sale or refinancing of the properties after the payment of all mortgage notes payable and other liabilities.

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