Form 10QSB/A
period 1999-06-30
INVESTORS FIRST STAGED EQUITY L P
filed 2000-04-17
CIK 768834

FORM 10-QSB/A--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Quarterly or Transitional Report

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

(MarkOne)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(This document amends the Form 10-QSB for the quarter ended June 30, 1999, due to the reversal of the extraordinary gain on early extinguishment of debt.)

ITEM 1.     FINANCIAL STATEMENTS

a)
                       INVESTORS FIRST-STAGED EQUITY L.P.
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                                   (Unaudited)

                                  June 30, 1999

Assets
    Cash and cash equivalents                                       $  1,602
    Receivables and deposits                                             747
    Restricted escrows                                                   663
    Other assets                                                       1,501
    Investment properties:
      Land                                         $  8,402
      Buildings and related personal property        40,175
                                                     48,577

      Less accumulated depreciation                 (26,907)          21,670
                                                                    $ 26,183

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                 $     70
   Accrued interest                                                      406
   Tenant security deposit liabilities                                   485
   Other liabilities                                                      90
   Advances from affiliates of General Partner                           326
   Mortgage notes payable                                             42,444

Partners' Deficit
    General partner                                $   (358)
    Limited partners (16,261.152 units
      issued and outstanding)                       (17,280)         (17,638)
                                                                    $ 26,183

             See Accompanying Notes to Consolidated Financial Statements

b)
                       INVESTORS FIRST-STAGED EQUITY L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                   (Unaudited)

                                                Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                                 1999        1998         1999        1998
Revenues:
  Rental income                                 $ 2,166     $ 2,013     $ 4,285     $ 3,991
  Other income                                       70          99         144         185
      Total revenues                              2,236       2,112       4,429       4,176

Expenses:
  Operating                                         669         667       1,305       1,332
  General and administrative                         34          70          91         139
  Depreciation                                      484         464         958         928
  Interest                                          818         838       1,631       1,666
  Property taxes                                    133         114         243         227
      Total expenses                              2,138       2,153       4,228       4,292

  Income (loss) before extraordinary item            98         (41)        201        (116)

Extraordinary item - gain on early
   extinguishment of debt                            --          --          --          10

         Net income (loss)                      $    98     $   (41)    $   201     $  (106)

Net income (loss) allocated to general
   partner (1%)                                 $     1     $    --     $     2     $    (1)
Net income (loss) allocated to limited
   partners (99%)                                    97         (41)        199        (105)

         Net income (loss)                      $    98     $   (41)    $   201     $  (106)

Net income (loss) per limited partnership unit:
 Income (loss) before extraordinary item        $  5.97     $ (2.52)    $ 12.24     $ (7.06)
 Extraordinary item                                  --          --          --         .61

         Net income (loss)                      $  5.97     $ (2.52)    $ 12.24     $ (6.45)


             See Accompanying Notes to Consolidated Financial Statements

c)
                          INVESTORS FIRST-STAGED EQUITY L.P.
                CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                           (in thousands, except unit data)
                                   (Unaudited)

                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner     Partners       Total
Partners' deficit at
   December 31, 1998                      16,261     $   (360)   $ (17,479)   $ (17,839)
Net income for the six months
   ended June 30, 1999                        --            2          199          201
Partners' deficit at
   June 30, 1999                          16,261     $   (358)   $ (17,280)   $ (17,638)

             See Accompanying Notes to Consolidated Financial Statements

d)
                       INVESTORS FIRST-STAGED EQUITY L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                         1999       1998

 Cash flows from operating activities:
    Net income (loss)                                                $    201    $   (106)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Extraordinary gain on early extinguishment of debt                  --         (10)
       Depreciation                                                       958         928
       Amortization of loan costs and leasing commissions                  83          96
       Change in accounts:
         Receivables and deposits                                          (9)         13
         Other assets                                                     (32)        (69)
         Accounts payable                                                  (9)        (14)
         Accrued interest                                                  14         194
         Tenant security deposit liabilities                               17          30
         Other liabilities                                                (20)         (3)

            Net cash provided by operating activities                   1,203       1,059

 Cash flows from investing activities:
    Property improvements and replacements                               (111)       (356)
    Net (deposits to) withdrawals from restricted escrows                (139)        329
    Lease commissions paid                                                (34)         --

            Net cash used in investing activities                        (284)        (27)

 Cash flows from financing activities:
    Payment of loan costs                                                  --        (106)
    Payments on mortgage notes payable                                   (501)       (726)
    Advances to affiliates                                                 --           2

             Net cash used in financing activities                       (501)       (830)

 Net increase in cash and cash equivalents                                418         202

 Cash and cash equivalents at beginning of period                       1,184       2,640

 Cash and cash equivalents at end of period                          $  1,602    $  2,842

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                           $  1,557    $  1,394


             See Accompanying Notes to Consolidated Financial Statements

                       INVESTORS FIRST-STAGED EQUITY L.P.
e)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                  1999                   Residential  Commercial    Other    Totals

Rental income                            $  2,715     $  1,570    $   --    $ 4,285
Other income                                  118           14        12        144
Interest expense                            1,094          537        --      1,631
Depreciation                                  716          242        --        958
General and administrative expenses            --           --        91         91
Segment profit (loss)                          31          249       (79)       201
Total assets                               17,177        8,328       678     26,183
Capital expenditures                           93           18        --        111


                  1998                   Residential  Commercial    Other    Totals

Rental income                            $  2,458     $  1,533    $   --    $ 3,991
Other income                                  118           10        57        185
Interest expense                            1,123          543        --      1,666
Depreciation                                  712          216        --        928
General and administrative expenses            --           --       139        139
Gain on extraordinary item                     10           --        --         10
Segment profit (loss)                        (296)         272       (82)      (106)
Total assets                               17,927        8,109     2,360     28,396
Capital expenditures                          128          228        --        356

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

Results of Operations

The Registrant's net income for the three and six months ended June 30, 1999 was approximately $98,000 and $201,000, respectively, as compared to a net loss of approximately $41,000 and $106,000 for the three and six months ended June 30, 1998. The increase in net income was due to an increase in total revenues and a decrease in total expenses. The increase in total revenues was the result of an increase in rental income, which was primarily attributable to the increase in occupancy and average rental rates at all of the Registrant's investment properties. The increase in rental income was partially offset by a decrease in other income. Other income decreased primarily due to an overall decrease in the cash balance of the Partnership as a whole.

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

Interest expense decreased due to principal payments made on the properties first and second mortgages. General and administrative expense decreased as a result of a decrease in professional expenses and general costs of the Partnership. Included in general and administrative expenses for the six months ended June 30, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, cost associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $42,444,000 matures from January 2000 until January 2008, with balloon payments due at maturity, at which time the properties will either be refinanced and/or sold. Agreements connected with the second mortgages for Richardson Highlands and Rivercrest Village allow for the lender to receive fifty percent of any residual proceeds from the sale or refinancing of the properties after the payment of all mortgage notes payable and other liabilities.

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