Form 10QSB/A
period 1999-09-30
INVESTORS FIRST STAGED EQUITY L P
filed 2000-04-17
CIK 768834

FORM 10-QSB/A---QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                         PART I - FINANCIAL INFORMATION

(This document amends the Form 10-QSB for the quarter ended September 30, 1999, due to the reversal of the extraordinary gain on early extinguishment of debt.)

ITEM 1.     FINANCIAL STATEMENTS

a)

                       INVESTORS FIRST-STAGED EQUITY L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999

Assets
   Cash and cash equivalents                                                $ 1,908
   Receivables and deposits                                                     872
   Restricted escrows                                                           585
   Other assets                                                               1,454
   Investment properties:
       Land                                                  $  8,402
       Buildings and related personal property                 40,525
                                                               48,927
       Less accumulated depreciation                          (27,386)       21,541
                                                                           $ 26,360

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $  158
   Accrued interest                                                             405
   Tenant security deposit liabilities                                          502
   Accrued property taxes                                                       125
   Other liabilities                                                            106
   Advances from affiliates of General Partner                                  326
   Mortgage notes payable                                                    42,203

Partners' Deficit
   General partner                                             $ (356)
   Limited partners (16,261.152 units issued and
      outstanding)                                            (17,109)      (17,465)
                                                                           $ 26,360

             See Accompanying Notes to Consolidated Financial Statements

b)

                       INVESTORS FIRST-STAGED EQUITY L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                           (in thousands, except unit data)

                                           Three Months Ended      Nine Months Ended
                                              September 30,          September 30,
                                            1999        1998        1999       1998
Revenues:
   Rental income                          $  2,231    $ 2,059     $ 6,516    $ 6,050
   Other income                                 60         98         204        283
      Total revenues                         2,291      2,157       6,720      6,333
Expenses:
   Operating                                   641        685       1,946      2,017
   General and administrative                   45         59         136        198
   Depreciation                                479        475       1,437      1,403
   Interest                                    828        835       2,459      2,501
   Property taxes                              125        119         368        346
   Loss on disposition of property              --         49          --         49
      Total expenses                         2,118      2,222       6,346      6,514

Income (loss) before extraordinary
  item                                         173        (65)        374       (181)
Extraordinary gain on early
  extinguishment of debt                        --        260          --        270

Net income                                $    173    $   195     $   374    $    89

Net income allocated
  to general partners (1%)                $      2    $     2     $     4    $     1
Net income allocated
  to limited partners (99%)                    171        193         370         88

                                          $    173    $   195     $   374    $    89

Net income (loss) per limited partnership
   unit:
   Income (loss) before
     extraordinary item                   $  10.52    $ (3.96)    $ 22.75    $(11.00)
   Extraordinary item                           --      15.82          --      16.41

               Net income                 $  10.52    $ 11.86     $ 22.75    $  5.41


             See Accompanying Notes to Consolidated Financial Statements

c)

                       INVESTORS FIRST-STAGED EQUITY L.P.
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Partners' deficit at
   December 31, 1998                16,261.152   $ (360)     $(17,479)    $(17,839)

Net income for the nine months
   ended September 30, 1999                --         4           370          374

Partners' deficit
   at September 30, 1999            16,261.152   $ (356)     $(17,109)    $(17,465)

             See Accompanying Notes to Consolidated Financial Statements

d)
                       INVESTORS FIRST-STAGED EQUITY L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  1999        1998
Cash flows from operating activities:
  Net income                                                     $  374        $  89
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Extraordinary gain on early extinguishment of debt                --         (270)
   Depreciation                                                   1,437         1,403
   Amortization of loan costs and leasing commissions               141          145
   Loss on disposition of property                                   --           49
  Change in accounts:
      Receivables and deposits                                     (134)        (104)
      Other assets                                                  (38)         (84)
      Accounts payable                                               79           14
      Accrued interest                                               13          200
      Tenant security deposit liabilities                            34           48
      Accrued property taxes                                        125          118
      Other liabilities                                              (4)         (10)

       Net cash provided by operating activities                  2,027        1,598

Cash flows from investing activities:
  Property improvements and replacements                           (461)        (723)
  Net (deposits to) withdrawals from restricted escrows             (61)         311
  Lease commissions paid                                            (39)          --

       Net cash used in investing activities                       (561)        (412)

Cash flows from financing activities:
  Payment of loan costs                                              --         (106)
  Payments on mortgage notes payable                               (742)      (2,511)
  Advances to affiliates                                             --            3

       Net cash used in financing activities                       (742)      (2,614)

Net increase (decrease) in cash and cash equivalents                724       (1,428)

Cash and cash equivalents at beginning of period                  1,184        2,640

Cash and cash equivalents at end of period                      $ 1,908      $ 1,212

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,338      $ 2,184

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

Note D - Segment Information

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

                 1999                   Residential   Commercial    Other     Totals
                                                       (in thousands)
Rental income                             $ 4,128      $ 2,388       $  --    $6,516
Other income                                  171           17          16       204
Interest expense                            1,654          805          --     2,459
Depreciation                                1,074          363          --     1,437
Gain on extraordinary item                  1,105           --          --     1,105
Segment profit (loss)                          82          412        (120)       374
Total assets                               17,225        8,367         768    26,360
Capital expenditures                          309          152          --       461


                 1998                   Residential   Commercial    Other    Totals
                                                       (in thousands)
Rental income                             $ 3,744      $ 2,306      $  --    $6,050
Other income                                  193           18         72       283
Interest expense                            1,688          813         --     2,501
Depreciation                                1,072          331         --     1,403
General and administrative expense             --           --        198       198
Loss on disposal of assets                     49           --         --        49
Gain on extraordinary item                    270           --         --       270
Segment profit (loss)                        (187)         402       (126)       89
Total assets                               17,816        8,215        679    26,710
Capital expenditures                          422          301         --       723

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

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy for these properties for the nine months ended September 30, 1999 and 1998:

                                                   Average Occupancy

      Property                                     1999       1998

      Rivercrest Village Apartments                 92%        89%
         Sacramento, California
      Richardson Highlands Apartments               99%        99%
         Marin City, California
      Serramonte Plaza                              98%        96%
         Daly City, California

The General Partner attributes the increase in occupancy at Rivercrest Village Apartments to improved conditions in the apartment industry in the Sacramento area.

Results of Operations

The Registrant's net income for the three and nine months ended September 30, 1999 was approximately $173,000 and $374,000, respectively, as compared to a net income of approximately $195,000 and $89,000 for the three and nine months ended September 30, 1998. The increase in net income for the nine months ended September 30, 1999 is primarily attributable to an increase in income (loss) before extraordinary item partially offset by a decrease in extraordinary gain on early extinguishment of debt.

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

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $42,203,000 matures from January 2000 until January 2008, with balloon payments due at maturity, at which time the properties will either be refinanced and/or sold. Agreements connected with the second mortgages for Richardson Highlands and Rivercrest Village allow for the lender to receive fifty percent of any residual proceeds from the sale or refinancing of the properties after the payment of all mortgage notes payable and other liabilities.

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