Form 10KSB
period 1999-12-31
INVESTORS FIRST STAGED EQUITY L P
filed 2000-04-18
CIK 768834

April 18, 2000



United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   Investors First-Staged Equity, L.P.
      Form 10-KSB
      File No. 0-14470


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                     FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   FORM 10-KSB

 (Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                       For the fiscal year ended December 31, 1999

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

                            Issuer's telephone number
                                 (864) 239-1000

              Securities registered under Section 12(b) of the Exchange Act:

                                      None

              Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year.  $5,808,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.  Description of Business

Investors First-Staged Equity L.P. (the "Partnership" or "Registrant") was organized as a limited partnership under the Delaware Revised Uniform Limited Partnership Act in May 1985. Effective January 1, 1986, the General Partner, VMS Realty Investment (formerly known as VMS Realty Partners) assigned its interest in future profits, losses, operating cash flow and liquidation proceeds of the Partnership to VMS Realty Investment II, which subsequently became the General Partner. VMS Realty Investment II is a general partnership formed to be the sole general partner of Investors First-Staged Equity L.P. and has the same constituent partners as VMS Realty Investment, its predecessor. Effective January 1, 1987, VMS Realty Investment II assigned its beneficial interest in the Partnership to VMS Realty Investment. Effective January 2, 1998, the General Partner was replaced by MAERIL, Inc., a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999 IPT was merged into a subsidiary of Apartment Investment and Management Company ("AIMCO"). Thus, the General Partner is now a subsidiary of AIMCO. See "Transfer of Control" below. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025, unless terminated prior to such date.

The Partnership raised total equity of $48,802,000 from the sale of Limited Partnership Interests (the Units) to the public in 1985 pursuant to a Registration Statement filed with the Securities and Exchange Commission (the
SEC).

A total of 16,511 units were sold to the public at $3,000 per unit as of the termination date of the offering, December 31, 1985. Limited Partners in the Partnership paid $1,000 per unit upon subscription and executed a non-recourse note for the remaining $2,000 per unit. The non-recourse note provided for the optional payment, without interest, of $1,000 per unit on each of February 15, 1986 and 1987. The Partnership has collected capital contributions totaling $48,802,000; $16,511,000 pertaining to the payments due in 1985; $16,511,000 pertaining to the payments due in 1986 and the remarketed units sold in 1986 and $15,780,000 pertaining to the payments due in 1987 and the remarketed units sold in 1987. As each whole unit represents capital contributions aggregating $3,000, the final number of units sold was 16,267. At December 31, 1999, the Partnership has 16,261.152 Units outstanding. The Limited Partners share in the ownership of the Partnership's real estate property investments according to the number of Limited Partnership Units held. Since the 1987 payments, the Registrant has not received nor are limited partners required to make additional capital contributions.

The Registrant is engaged in the business of operating and holding real estate properties for investment. On October 2, 1985, the Partnership acquired interests in six (6) real estate property investments, two of which, Village Green Apartments and Woodland Meadows Apartments, were sold at foreclosure sales to parties unaffiliated with the Partnership in May 1990 and June 1991, respectively. East Bluff Apartments was foreclosed upon by the Federal Deposit Insurance Corporation ("FDIC"), holder of the second mortgage, on May 23, 1994. The Partnership sold its only commercial property, Serramonte Plaza, on December 16, 1999. The Registrant continues to own and operate two (2) residential properties as described in "Item 2. Description of Properties". The Partnership acquired interests in the properties by purchasing the 99.99% interest in lower tier partnerships that owned the properties.

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. With respect to the Partnership's residential properties these services were provided by affiliates of the General Partner for the years ended December 31, 1999 and 1998. With respect to the Partnership's sole commercial property these services were provided by affiliates of the General Partner for the nine months ended September 30, 1998. As of October 1, 1998 the management services were provided by an unaffiliated party for the commercial property.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.  Description of Properties:

The following table sets forth the Registrant's investments in properties:

                                   Date of
Property                           Purchase   Type of Ownership (1)    Use

Rivercrest Village Apartments        10/85   Fee ownership subject   Apartment -
  Sacramento, California                     to first and second     328 units
                                             mortgages

Richardson Highlands Apartments      10/85   Fee ownership subject   Apartment -
  Marin City, California                     to first and second     198 units
                                             mortgages

(1) Each of the properties is held by a Limited Partnership in which the Registrant has a 99.99% interest.

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.


                           Gross
                          Carrying   Accumulated                         Federal
Property                   Value    Depreciation     Rate    Method     Tax Basis
                              (in thousands)                         (in thousands)

Rivercrest Village                                 5-7 yrs   150% DB
  Apartments              $18,303      $12,560      17-25      S/L       $ 3,975

Richardson Highlands                               5-7 yrs   150% DB
  Apartments               17,502        8,764      17-25      S/L         7,613

                          $35,805      $21,324                           $11,588

See "Note B" to the consolidated financial statements included in "Item 7 - Financial Statements" for a description of the Partnership's depreciation policy and "Note L - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                           Principal                                      Principal
                           Balance At    Stated                            Balance
                          December 31,  Interest   Period     Maturity     Due At
Property                      1999        Rate    Amortized   Date (1)  Maturity (1)
                         (in thousands)                                  (in thousands)

Rivercrest Village
 Apartments

  1st mortgage              $11,396      7.348%    30 yrs     01/01/08     $10,053
  2nd mortgage                1,333       (2)        (2)        (2)          1,333

Richardson Highlands
 Apartments

  1st mortgage               16,602      7.326%    30 yrs     01/01/05      15,502
  2nd mortgage                  874       (2)        (2)        (2)            874

Total                       $30,205                                        $27,762

 (1) See "Item 7. Financial Statements - Note E" for information with respect to the Registrant's ability to repay these loans.

 (2)  See discussion below for information regarding the second mortgages.

In October 1990, the Partnership defaulted on the Richardson Highlands and Rivercrest Village Subordinate notes payable (the second mortgage loans) due to the failure to make the required monthly debt service payments. The Partnership and the lender finalized an agreement on June 22, 1994, retroactive to July 1, 1993, to restructure the debt held on Richardson Highlands and Rivercrest Village. The junior lien mortgages were restructured to mature on January 15, 2000, and provide for a 10% interest rate (with a 7% pay rate), based on the "Agreed Valuation Amount", as defined in the restructure agreement. Interest payments are payable from surplus cash. The second mortgages include a "shadow debt" portion that is payable only in the event that the mortgages have not been paid prior to maturity. The shadow debt portion, which is the difference between the Agreed Valuation Amount and the Note Face Amount, for Richardson Highlands and Rivercrest Village was approximately $858,000 and $1,307,000, respectively. The Agreed Valuation Amounts for Richardson Highlands and Rivercrest Village were approximately $7,268,000 and $7,110,000, respectively. The Note Face Amount was $8,126,000 for Richardson Highlands and $8,417,000 for Rivercrest Village. The agreement also allowed the lender to receive fifty percent of any net proceeds from the sale or refinancing of the properties after the payment of all mortgage notes payable and subordinated debt.

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

During the year ended December 31, 1998, payments of excess cash of $857,000 and $1,488,000 were made on Richardson Highlands and Rivercrest Village's second mortgages, respectively. During the year ended December 31, 1999, payments of excess cash of $55,000 and $611,000 were made on Richardson Highlands and Rivercrest Village's second mortgages, respectively.

During the fourth quarter of 1999, the Partnership was notified that it is in default on the Residual Proceeds Agreements relating to Rivercrest Village Apartments and Richardson Highlands Apartments, the two remaining investment properties owned by the Partnership. These agreements require, among other things, that each property be marketed for sale six months prior to January 15, 2000, which was the maturity date of the subordinated notes payable, and that half of certain residual proceeds from the sale be paid to the lender. The Partnership did not market these properties for sale in accordance with the agreements, which also provide that the lender may commence an action for the appointment of a receiver to sell each property. If the properties are not sold within 180 days thereafter, the lender may foreclose on the properties. After notifying the Partnership of such defaults, the lender proposed that a party believed by the Partnership to be an affiliate of the lender purchase the properties. However, the General Partner believes that the Residual Proceeds Agreement may no longer be effective, since the debt was repaid in full prior to maturity. The Partnership currently is in discussions with the lender with respect to the resolution of these issues.

There can be no assurance that a receiver will not be appointed for the properties or that the properties will not be sold or foreclosed upon. If the Partnership loses its remaining investment properties through sale or foreclosure, then it will be forced to terminate.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 1999 and 1998 for each property were as follows:

                                         Average Annual              Average
                                          Rental Rates              Occupancy
                                           (per unit)
 Property                             1999            1998        1999     1998

 Rivercrest Village Apartments      $ 8,050          $ 7,841       93%     91%
 Richardson Highlands Apartments     16,007           14,929       99%     99%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. Both of the properties are subject to competition from other residential apartment complexes in the area. The General Partner believes that both of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. As of December 31, 1999, no residential tenant leases 10% or more of the available rental space. Both of the properties are in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were as follows:

                                                1999            1999
                                               Billing          Rate
                                           (in thousands)

       Rivercrest Village Apartments            $ 193           1.15%
       Richardson Highlands Apartments            210           1.36%

Capital Improvements:

Rivercrest Village Apartments: The Partnership completed approximately $67,000 in capital expenditures at Rivercrest Village Apartments as of December 31, 1999, consisting primarily of floor covering replacements, appliances, major landscaping, and interior and exterior building improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $98,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Richardson Highlands Apartments: The Partnership completed approximately $299,000 in capital expenditures at Richardson Highlands Apartments as of December 31, 1999, consisting primarily of floor covering and appliance replacements, roof improvements, parking lot upgrades, and exterior painting.
These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $59,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Serramonte Plaza: The Partnership completed approximately $238,000 in capital improvements at Serramonte Plaza during 1999 prior to its sale in December 1999. These improvements consisted of tenant improvements and were funded from Partnership reserves and operating cash flow.

Item 3.  Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership sold 16,267 limited partnership units aggregating $48,802,000. The Partnership currently has 2,549 holders of record owning an aggregate of 16,261.152 units. Affiliates of the General Partner own 2,482.46 units or approximately 15.27% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions for the year ended December 31, 1999 or 1998. The following table sets forth the distributions made by the Partnership for the subsequent period January 1, 2000 - February 29, 2000:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit

        01/01/00 - 2/29/00             $7,700,000 (1)        $473.52

(1) Distribution made entirely to limited partners of sale proceeds from sale of Serramonte Plaza during December 1999.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 2000 or subsequent periods.

Tender Offer

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 2,482.46 limited partnership units in the Partnership representing 15.27% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

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

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant had a loss before discontinued operations and extraordinary item of approximately $106,000 for the year ended December 31, 1999 as compared to approximately $682,000 for the year ended December 31, 1998. The decrease in the loss is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues was the result of an increase in rental income, which was attributable to the increase in occupancy at Rivercrest Village Apartments. The increase is also attributable to an increase in the average annual rental rates at both Rivercrest Village Apartments and Richardson Highlands Apartments. The increase in rental income was partially offset by a decrease in other income. Other income decreased primarily due to lower interest income as a result of a decrease in cash balances held in interest bearing accounts.

Total expenses decreased for the year ended December 31, 1999 as a result of a decrease in both operating and general and administrative expenses which were partially offset by an increase in depreciation expense. Depreciation expense increased as a result of the significant capital improvements put in service during 1998 and 1999. Operating expense decreased as a result of a decrease in maintenance and insurance expenses. Maintenance expense decreased due to interior and exterior improvements performed at Rivercrest Village Apartments and Richardson Highlands Apartments during the year ended December 31, 1998. Insurance expense decreased due to the change in insurance carriers at the Registrant's investment properties during the fourth quarter of 1998 which resulted in lower insurance premiums.

General and administrative expenses decreased as a result of a decrease in professional expenses and general costs of the Partnership. Included in general and administrative expenses for the year ended December 31, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership
Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The Registrant's net income for the year ended December 31, 1999 was approximately $11,977,000 as compared to approximately $109,000 for the year ended December 31, 1998. (See "Note F" of the consolidated financial statements for a reconciliation of these amounts to the Registrant's federal taxable income). The increase in net income is primarily attributable to the gain on sale of discontinued operations of approximately $11,735,000 on the sale of Serramonte Plaza . On December 16, 1999, Serramonte Plaza, located in Daly City, California was sold to an unaffiliated third party for approximately $20,089,000. After closing expenses and other payments of $732,000 and the assumption by the purchaser of the property's mortgage of approximately
$11,637,000, the net proceeds received by the Partnership were approximately $7,720,000. The Partnership distributed the sales proceeds during January 2000 (see discussion below). In connection with the sale, the Partnership recognized an extraordinary loss on early extinguishment of debt of $103,000. See "Item 7. Financial Statements, Note E - Mortgage Notes Payable" for further details.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was not material. The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 1999, the Registrant had cash and cash equivalents of approximately $9,614,000 as compared to approximately $1,184,000 at December 31, 1998. Cash and cash equivalents increased approximately $8,430,000 from the prior year end, primarily due to approximately $2,469,000 of cash provided by operating activities and approximately $7,064,000 of cash provided by investing activities which was partially offset by approximately $1,103,000 of cash which was used in financing activities. Cash provided by investing activities consisted of net proceeds from the sale of Serramonte Plaza which was partially offset by property improvements and replacements and net deposits to restricted escrows. Cash used in financing activities consisted of repayment of mortgage notes payable and payments on mortgage notes payable. The Registrant invests its working capital reserves in money market accounts.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. During the fourth quarter of 1999, the Partnership was notified that it is in default on the Residual Proceeds Agreements relating to Rivercrest Village Apartments and Richardson Highlands Apartments, the two remaining investment properties owned by the Partnership. These agreements require, among other things, that each property be marketed for sale six months prior to January 15, 2000, which was the maturity date of the subordinated notes payable, and that half of certain residual proceeds from the sale be paid to the lender. The Partnership did not market these properties for sale in accordance with the agreements, which also provide that the lender may commence an action for the appointment of a receiver to sell each property. If the properties are not sold within 180 days thereafter, the lender may foreclose on the properties. After notifying the Partnership of such defaults, the lender proposed that a party believed by the Partnership to be an affiliate of the lender purchase the properties. However, the General Partner believes that the Residual Proceeds Agreement may no longer be effective, since the debt was repaid in full prior to maturity. The Partnership currently is in discussions with the lender with respect to the resolution of these issues.

There can be no assurance that a receiver will not be appointed for the properties or that the properties will not be sold or foreclosed upon. If the Partnership loses its remaining investment properties through sale or foreclosure, then it will be forced to terminate.

As a result of the above, there is substantial doubt the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, local, legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $157,800. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed the Registrant's cash flow, if any, may be adversely affected at least in the short term.

The first mortgage indebtedness of approximately $27,998,000 is amortized over 360 months with balloon payments of approximately $15,502,000 and $10,053,000 due on January 1, 2005 and January 1, 2008 respectively.

No cash distributions were made to the partners for the year ended December 31, 1999 and 1998. During January 2000 the Partnership declared and paid a distribution of $7,700,000 to the limited partners ($473.52 per limited partnership unit) from the proceeds of the sale of Serramonte Plaza during December 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after planned capital improvement expenditures, to permit any additional distributions to its partners in 2000 or subsequent periods.

Tender Offer

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 2,482.46 limited partnership units in the Partnership representing 15.27% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

INVESTORS FIRST-STAGED EQUITY L.P.

List of Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 1999

Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 1999 and 1998

Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

Notes to Consolidated Financial Statements

                    Report of Ernst & Young LLP, Independent Auditors

The Partners

Investors First-Staged Equity L.P.

We have audited the accompanying consolidated balance sheet of Investors First-Staged Equity L.P. as of December 31, 1999, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors First-Staged Equity L.P. at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Investors First-Staged Equity L.P. will continue as a going concern. As more fully described in Note A, the Partnership is in default under Residual Proceeds Agreements relating to Rivercrest Village Apartments and Richardson Highlands Apartments, its remaining investment properties. This condition raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to this matter is also described in Note
A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                           /s/ ERNST & YOUNG LLP



Greenville, South Carolina
February 25, 2000

                       INVESTORS FIRST-STAGED EQUITY L.P.
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 1999

Assets

   Cash                                                                       $  9,614
   Receivables and deposits                                                        580
   Restricted escrows                                                              542
   Other assets                                                                    670
   Investment properties (Notes E & H):
      Land                                                      $  6,431
      Buildings and related personal property                     29,374
                                                                  35,805
      Less accumulated depreciation                              (21,324)       14,481
                                                                              $ 25,887

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                           $     47
   Tenant security deposit liabilities                                             276
   Accrued interest                                                                143
   Disposition fee payable to General Partner (Note G)                             603
   Other liabilities                                                               135
   Advances to affiliates of General Partner                                       340
   Mortgage notes payable (Note E)                                              30,205

Partners' Deficit

   General partner                                               $ (121)
   Limited Partners (16,261.152 units issued
        and outstanding)                                          (5,741)       (5,862)
                                                                              $ 25,887

              See Accompanying Notes to Consolidated Financial Statements




                       INVESTORS FIRST-STAGED EQUITY L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                        Years Ended December 31,
                                                           1999          1998
Revenues:                                                             (restated)
   Rental income                                        $ 5,561        $ 5,102
   Other income                                             247            324
       Total revenues                                     5,808          5,426

Expenses:
   Operating                                              1,608          1,735
   General and administrative                               168            261
   Depreciation                                           1,522          1,437
   Interest                                               2,213          2,254
   Property taxes                                           403            372
   Loss on disposal of property                              --             49
       Total expenses                                     5,914          6,108

Loss before discontinued operations and
  extraordinary item                                        (106)          (682)
Income from discontinued operations                          451            521
Gain on sale of discontinued
   operations                                             11,735             --

Income (loss) before extraordinary item                   12,080           (161)
Extraordinary item - (loss) gain on early
   extinguishments of debt                                  (103)           270
Net income                                               $11,977       $    109

Net income allocated to general partner                  $   239       $      1

Net income allocated to limited partners                  11,738            108

                                                         $11,977       $    109
Net income per limited partnership unit:

   Loss before discontinued operations and
     extraordinary item                                  $ (6.46)       $(41.52)
   Income from discontinued operations                     27.49          31.72
   Gain on sale of discontinued
      operations                                          707.08             --
   Extraordinary item                                      (6.27)         16.44

                                                         $721.84        $  6.64


              See Accompanying Notes to Consolidated Financial Statements

                            INVESTORS FIRST-STAGED EQUITY L.P.

                 CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                             (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Partners' deficit at
  December 31, 1997                     16,267.152     $ (361)   $(17,587)  $(17,948)

Abandonment of units (Note J)               (6.000)        --         --          --

Net income for the year ended
  December 31, 1998                             --          1         108        109

Partners' deficit at
  December 31, 1998                     16,261.152     $ (360)   $(17,479)  $(17,839)

Net income for the year ended
  December 31, 1999                             --        239      11,738     11,977

Partners' deficit at

  December 31, 1999                     16,261.152     $ (121)   $ (5,741)  $ (5,862)

              See Accompanying Notes to Consolidated Financial Statements



                       INVESTORS FIRST-STAGED EQUITY L.P.
                      CONSOLDIATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                     Years Ended
                                                                    December 31,

                                                                  1999        1998
Cash flows from operating activities:

   Net income                                                   $11,977     $   109
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                              1,990       1,894
        Amortization of loan costs and lease commissions            193         199
        Loss on disposal of property                                 --          49
        Gain on sale of discontinued operations                 (11,735)         --
        Loss (gain) on early extinguishments of debt                103        (270)
        Change in accounts:
            Receivables and deposits                                158         (26)
            Other assets                                           (133)       (110)
            Accounts payable                                        (32)         27
            Tenant security deposit liabilities                      32          77
            Accrued interest                                       (123)        215
            Due to affiliates of General Partner                     14          --
            Other liabilities                                        25           9

               Net cash provided by operating activities          2,469       2,173

Cash flows from investing activities:

   Net proceeds from sale of investment property                  7,720          --
   Property improvements and replacements                          (604)     (1,050)
   Net withdrawals from restricted escrows                          (52)        242

               Net cash provided by (used in) investing
                   activities                                     7,064        (808)

Cash flows from financing activities:

   Payment of loan costs                                             --        (106)
   Payments on mortgage notes payable                              (443)     (2,715)
   Repayment of mortgage notes payable                             (660)         --

               Net cash used in financing activities             (1,103)     (2,821)

Net increase (decrease) in cash and cash equivalents              8,430      (1,456)

Cash and cash equivalents at beginning of period                  1,184       2,640

Cash and cash equivalents at end of period                      $ 9,614     $ 1,184

Supplemental disclosure of cash flow information:

   Cash paid for interest                                       $ 3,218     $ 2,968

Supplemental disclosure of non cash activity:
   Extinguishment of debt in connection with the sale of
    discontinued operations                                     $11,637     $    --

              See Accompanying Notes to Consolidated Financial Statements




                       INVESTORS FIRST-STAGED EQUITY L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 1999

Note A - Going Concern

The accompanying financial statements have been prepared assuming Investors First-Staged Equity L.P. (the "Partnership") will continue as a going concern. During the fourth quarter of 1999, the Partnership was notified that it is in default on the Residual Proceeds Agreements relating to Rivercrest Village Apartments and Richardson Highlands Apartments, the two remaining investment properties owned by the Partnership. These agreements require, among other things, that each property be marketed for sale six months prior to January 15, 2000, which was the maturity date of the subordinated notes payable, and that half of certain residual proceeds from the sale be paid to the lender. The Partnership did not market these properties for sale in accordance with the agreements, which also provide that the lender may commence an action for the appointment of a receiver to sell each property. If the properties are not sold within 180 days thereafter, the lender may foreclose on the properties. After notifying the Partnership of such defaults, the lender proposed that a party believed by the Partnership to be an affiliate of the lender purchase the properties. However, the General Partner believes that the Residual Proceeds Agreement may no longer be effective, since the debt was repaid in full prior to maturity. The Partnership currently is in discussions with the lender with respect to the resolution of these issues.

There can be no assurance that a receiver will not be appointed for the properties or that the properties will not be sold or foreclosed upon. If the Partnership loses its remaining investment properties through sale or foreclosure, then it will be forced to terminate.

As a result of the above, there is substantial doubt the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.

Note B - Summary of Significant Accounting Policies

Organization

Investors First-Staged Equity L.P. (the "Partnership" or "Registrant") was organized as a limited partnership under the Delaware Revised Uniform Limited Partnership Act in May 1985. Effective January 1, 1986, VMS Realty Investment (formerly known as VMS Realty Partners) assigned its interest in future profits, losses, operating cash flow, and liquidation proceeds of the Partnership to VMS Realty Investment II, which subsequently became the General Partner. VMS Realty Investment II is a general partnership formed to be the sole general partner of Investors First-Staged Equity L.P. and has the same constituent partners as VMS Realty Investment, its predecessor. Effective January 1, 1987, VMS Realty Investment II assigned its beneficial interest in the Partnership to VMS Realty Investment. Effective January 2, 1998, the General Partner was replaced by MAERIL, Inc., a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT") a subsidiary of Apartment Investment and Management Company ("AIMCO"). Thus, the General Partner is now a subsidiary of AIMCO. The Partnership commenced operations on October 2, 1985 and completed its acquisition of investment properties in October 1985. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated prior to such date. The Partnership currently owns and operates two residential properties located in California.

Principles of Consolidation

The financial statements include all the accounts of the Partnership and its three 99.99% owned partnerships. The General Partner of the consolidated partnerships is MAERIL, Inc. MAERIL, Inc. may be removed as the general partner of the consolidated partnerships by the Registrant; therefore, the consolidated partnerships are controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

Uses of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Allocations of Profits, Gains & Losses

Profits, gains, and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Profits, not including gains from property dispositions, are allocated as if they were distributions of net cash from operations.

All  losses,  including  losses  attributable  to  property  dispositions,   are
allocated 99% to the limited partners and 1% to the general partners.

Allocation of Cash Distributions

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

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $64,000 and $78,000 for the years ended December 31, 1999 and 1998, respectively.

Fair Value of Financial Statements

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

Cash and Cash Equivalents

Includes cash on hand and in banks, and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Escrows

      Capital Improvement Reserve - In connection with the refinancing of Richardson Highlands Apartments and Rivercrest Village Apartments in 1997, approximately $835,000 of the proceeds were designated as a repair escrow and capital improvement escrow for the funding of immediately required capital improvements and repairs as noted in the loan documents. The balance of these funds were expended during the year ended December 31, 1999.

      Replacement Reserve - In connection with the refinancing of Richardson Highlands Apartments and Rivercrest Village Apartments in 1997, monthly deposits of approximately $11,000 are required each month during the term of the loan. At December 31, 1999 the replacement reserve balance is approximately $542,000.

Depreciation

Depreciation is computed using the following methods and estimated useful lives:


                                GAAP BASIS                       TAX BASIS
                                            Lives                            Lives
                            Method         (Years)          Method          (Years)



Buildings and
improvements          Straight-line         17-25    175% Declining        18,19 and
                                                     Balance (ACRS &          27.5
                                                     MACRS)

Personal Property     150% Declining        5 & 7    150 Declining           5 & 7
                                                     Balance (ACRS &
                                                     MACRS)

Effective January 1, 1999, the Partnership changed its method to capitalize the costs of exterior painting and major landscaping (see Note L).

Investment Properties

Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraised value. No adjustment for impairment of value was recorded in the years ended December 31, 1999 and 1998. The Partnership sold its commercial property, Serramonte Plaza, on December 16, 1999.

Loan Costs

Loan costs, included in other assets on the balance sheet, of approximately $810,000 are being amortized on a straight-line basis over the lives of the related loans. Accumulated amortization is approximately $196,000 and is also included in other assets on the consolidated balance sheet.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Leases

The Partnership generally leases apartment units for twelve months or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note I" for required disclosure.

Reclassifications

Certain reclassifications have been made to the 1998 balances to conform to the 1999 presentation.

Note C - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note D - Disposition of Property/Operating Segment

On December 16, 1999, Serramonte Plaza, located in Daly City, California, was sold to an unaffiliated third party for $20,089,000. After closing expenses and other payments of approximately $732,000 and the assumption by the purchaser of the property's mortgage of $11,637,000, the net proceeds received by the Partnership were approximately $7,720,000. The Partnership distributed the net proceeds from the sale of the property to the limited partners during January 2000 in accordance with the Partnership Agreement. The sale of the property resulted in a gain on sale of investment property of approximately $11,735,000. In connection with the sale, a commission of approximately $603,000 was accrued to the General Partner in accordance with the terms of the Partnership Agreement.

Serramonte Plaza was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income from discontinued operations and gain on sale of discontinued operations for 1999 and 1998 and, accordingly, the statements of operations have been restated to reflect this presentation. Revenues of this property were approximately $3,109,000 and $3,128,000 for 1999 and 1998, respectively. Income from operations were approximately $451,000 and $521,000 for 1999 and 1998, respectively.

Note E - Mortgage Notes Payable


                           Principal      Monthly                          Principal
                           Balance At     Payment    Stated                 Balance
                          December 31,   Including  Interest   Maturity     Due At
Property                      1999       Interest     Rate       Date      Maturity
                               (in thousands)                            (in thousands)


Rivercrest Village
 Apartments

  1st mortgage              $11,396        $ 80      7.348%    01/01/08     $10,053
  2nd mortgage                1,333         (1)        (1)       (1)          1,333

Richardson Highlands
 Apartments

  1st mortgage               16,602        $ 116     7.326%    01/01/05      15,502
  2nd mortgage                  874         (1)        (1)       (1)            874
         Totals             $30,205                                         $27,762

(1)   See discussion below regarding the second mortgages.

All first mortgage  agreements include  non-recourse  provisions which limit the
lenders'   remedies  in  the  event  of  default  to  the  specific   properties
collateralizing each loan.

In October 1990, the Partnership defaulted on the Richardson Highlands and Rivercrest Village Subordinate notes payable (the second mortgage loans) due to the failure to make the required monthly debt service payments. The Partnership and the lender finalized an agreement on June 22, 1994, retroactive to July 1, 1993, to restructure the debt held on Richardson Highlands and Rivercrest Village. The junior lien mortgages were restructured to mature on January 15, 2000, and provide for a 10% interest rate (with a 7% pay rate), based on the "Agreed Valuation Amount", as defined in the restructure agreement. Interest payments were payable from surplus cash. The second mortgages include a "shadow debt" portion that was payable only in the event that the mortgages had not been paid prior to maturity. The shadow debt portion, which was the difference between the Agreed Valuation Amount and the Note Face Amount, for Richardson Highlands Apartments and Rivercrest Village Apartments was approximately $858,000 and $1,307,000, respectively. The Agreed Valuation Amounts for Richardson Highlands Apartments and Rivercrest Village Apartments were approximately $7,268,000 and $7,110,000, respectively. The Note Face Amount was $8,126,000 for Richardson Highlands Apartments and $8,417,000 for Rivercrest Village Apartments. The agreement also allowed the lender to receive fifty percent of any net proceeds from the sale or refinancing of the properties after the payment of all mortgage notes payable and subordinated debt.

Prior to the restructuring of the loans, interest accrued under the terms of the original subordinate notes payable. This accrued interest of $1,732,000 for Richardson Highlands Apartments and $2,327,000 for Rivercrest Village Apartments was added to the carrying amount of the loans at the date of restructure. The debt restructurings were accounted for as a modification of terms in which total future cash payments under the restructured loans exceeded the carrying values of the loans as of the date of restructure. Consequently, the carrying amounts of the loans were not changed and no gains were recognized on the restructurings. Interest accrued at an effective interest rate of 6.14% for Richardson Highlands Apartments and 4.37% for Rivercrest Village Apartments to equate the present values of the total future cash payments under the new terms with the carrying amounts of the loans at the date of restructure.

During the year ended December 31, 1998, payments of excess cash of $857,000 and $1,488,000 were made on Richardson Highlands Apartments and Rivercrest Village Apartments second mortgages, respectively. The Partnership reduced the carrying balance to the estimated future cash payments at December 31, 1998 of $929,000 (Richardson Highlands Apartments) and $1,944,000 (Rivercrest Village
Apartments), recognizing an extraordinary gain of $270,000. During the year ended December 31, 1999, payments of excess cash of $55,000 and $611,000 were made on Richardson Highlands and Rivercrest Village's second mortgages, respectively.

During the fourth quarter of 1999, the Partnership was notified that it is in default on the Residual Proceeds Agreements relating to Rivercrest Village Apartments and Richardson Highlands Apartments, the two remaining investment properties owned by the Partnership. These agreements require, among other things, that each property be marketed for sale six months prior to January 15, 2000, which was the maturity date of the subordinated notes payable, and that half of certain residual proceeds from the sale be paid to the lender. The Partnership did not market these properties for sale in accordance with the agreements, which also provide that the lender may commence an action for the appointment of a receiver to sell each property. If the properties are not sold within 180 days thereafter, the lender may foreclose on the properties. After notifying the Partnership of such defaults, the lender proposed that a party believed by the Partnership to be an affiliate of the lender purchase the properties. However, the General Partner believes that the Residual Proceeds Agreement may no longer be effective, since the debt was repaid in full prior to maturity. The Partnership currently is in discussions with the lender with respect to the resolution of these issues.

There can be no assurance that a receiver will not be appointed for the properties or that the properties will not be sold or foreclosed upon. If the Partnership loses its remaining investment properties through sale or foreclosure, then it will be forced to terminate.

In connection with the sale of Serramonte Plaza, the Partnership recognized an extraordinary loss on extinguishment of debt of $103,000 resulting from the write off of unamortized loan costs of $243,000, offset by forgiveness of accrued interest of approximately $140,000.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 1999 are as follows (in thousands):

                               2000             $ 2,456
                               2001                 299
                               2002                 323
                               2003                 347
                               2004                 368
                            Thereafter           26,412

                                                $30,205

Note F - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable loss (in thousands, except per unit data):

                                       1999           1998

Net income as reported                $11,977        $ 109
Add (deduct)
  Debt forgiveness                      1,953          (270)
  Depreciation differences                124            25
  Deferred expense                        360          (127)
  Gain on sale of property              1,446            --
  Other                                  (587)          213

Federal taxable income (loss)         $15,273        $ (50)

Federal taxable income (loss)
  per limited partnership unit        $927.98        $(3.05)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities as of December 31, 1999 (in thousands):

Net deficit as reported                               $(5,862)
Land and buildings                                      2,601
Accumulated depreciation                               (5,494)
Syndication                                             6,832
Other                                                   2,479
       Net assets - Federal tax basis                 $   556

Note G - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made or accrued to the General Partner and its affiliates during the year ended December 31, 1999 and 1998:

                                                    1999                 1998
                                                          (in thousands)

Property management fees (included in
  operating expenses)                               $230                 $216
Reimbursement for services of affiliates
  (included in operating, general and
  administrative expense, and investment
  properties)                                        115                  157
Real estate brokerage commission due to
  general partner (included in gain on
  sale of discontinued operations)                   603                   --

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates $230,000 and $216,000 for the years ended December 31, 1999 and 1998, respectively. For the nine months ended September 30, 1998 affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Registrant's commercial property for providing property management services. The Registrant paid to such affiliates $147,000 for the nine months ended September 30, 1998. No such fees were paid for the year ended December 31, 1999 as these services were provided by an unrelated third party effective October 1, 1998 (the effective date of the Insignia Merger).

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $115,000 and $157,000 for the years ended December 31, 1999 and 1998, respectively.

During the year ended December 31, 1998, the Partnership paid affiliates of the General Partner approximately $40,000, for loan costs which were capitalized and included in other assets in the accompanying Consolidated Balance Sheet. These loan costs related to the refinancing of the investment properties. There were no such costs incurred for the year ended December 31, 1999.

In prior years the Partnership was advanced funds from a former General Partner in order to meet its existing obligations. Interest accrues on these advances at rates agreed to by the Partnership and the former General Partner. The interest rates at December 31, 1999 ranged from 4.70% and 9.50%. The unpaid balance on these advances at December 31, 1999, and the related accrued interest is $340,000 and $143,000, respectively.

As mentioned in Note D, in connection with the sale of Serramonte Plaza, a commission of approximately $603,000 was accrued to the General Partner in accordance with the terms of the Partnership Agreement. Payment of the commission will not be made until the limited partners have received distributions equal to their original invested capital plus a 6% per annum non-compounded cumulative preferred return on their adjusted invested capital.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 2,482.46 limited partnership units in the Partnership representing approximately 15.27% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note H - Real Estate and Accumulated Depreciation


                                                      Initial Cost
                                                     To Partnership
                                                     (in thousands)

                                                             Buildings         Net Cost
                                                            and Related      Capitalized
                                                              Personal      Subsequent to
Apartment Properties            Encumbrances      Land        Property       Acquisition
                               (in thousands)                               (in thousands)

Rivercrest Village
  Sacramento, California          $12,729        $ 1,230      $15,171          $ 1,902

Richardson Highlands
  Marin County, California         17,476          5,196       10,455            1,851

           Totals                 $30,205        $ 6,426      $25,626          $ 3,753

                                  Gross Amount At Which Carried
                                      At December 31, 1999
                                         (in thousands)


                               Buildings
                              And Related
                                Personal          Accumulated
Description            Land    Property    Total  Depreciation Construction Acquired

Rivercrest Village    $1,231    $17,072   $18,303   $12,560        1975       10/85
Richardson Highlands   5,200     12,302    17,502     8,764        1979       10/85

       Totals         $6,431    $29,374   $35,805   $21,324

The depreciable lives for the buildings and components are 5 to 25 years. The depreciable lives for related personal property are 5 to 7 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                              Years Ended December 31,
                                                 1999          1998
                                                   (in thousands)

Real Estate

Balance at beginning of year                    $48,466       $47,572
    Property improvements                           604         1,050
    Disposition of property                     (13,265)         (156)

Balance at end of year                          $35,805       $48,466

Accumulated Depreciation

Balance at beginning of year                    $25,949       $24,162
    Additions charged to expense                  1,990         1,894
    Disposition of property                      (6,615)         (107)

Balance at end of year                          $21,324       $25,949

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $38,406,000 and $54,962,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $26,818,000 and $36,312,000, respectively.

Note I - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of two apartment complexes located in California. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of office space located in California, which was sold on December 16, 1999. As a result of the sale of the commercial property during 1999, the commercial segment is shown as a discontinued operation.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the years ended December 31, 1999 and 1998 is shown in the tables below. The "Other" Column includes partnership administration related items and income and expense not allocated to the reportable segments (in thousands).

                 1999                  Residential  Commercial     Other      Totals
                                                    (discontinued)
Rental income                            $ 5,561       $ --        $ --      $ 5,561
Other income                                 220           --          27        247
Interest expense                           2,213           --          --      2,213
Depreciation                               1,522           --          --      1,522
General and administrative expense            --           --         168        168
Income from discontinued operations           --          451          --        451
Gain on sale of discontinued
  operations                                  --       11,735          --     11,735
Loss on extraordinary item                    --         (103)         --       (103)
Segment profit (loss)                         35       12,083        (141)    11,977
Total assets                              16,677           --       9,210     25,887
Capital expenditures                         366           --          --        366



                 1998                  Residential  Commercial     Other      Totals
                                                    (discontinued)
Rental income                            $ 5,102       $ --        $ --      $ 5,102
Other income                                 247           --          77        324
Interest expense                           2,254           --          --      2,254
Depreciation                               1,437           --          --      1,437
Loss on disposal of property                 (49)          --          --        (49)
General and administrative expense            --           --         261        261
Income from discontinued operations           --          521          --        521
Gain on extraordinary items                  270           --          --        270
Segment (loss) profit                       (228)         521        (184)       109
Total assets                              17,509        8,348         624     26,481
Capital expenditures                         488          562          --      1,050

Note J - Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note K - Abandonment of Units

In 1998, the number of Limited Partnership Units decreased by six due to limited partners abandoning these units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the limited partner is allocated his or her share of the income or loss for that year. The net income per limited partnership units is calculated based on the number of units outstanding at the beginning of the year.

Note L - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was not material. The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

Item 8.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors. The General Partner of the Registrant is Maeril, Inc. The names and ages of, as well as the position and offices held by the present executive officers and directors of the General Partner are set forth below. There are no family relations between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director

Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10. Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Partnership.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999.

Entity                                  Number of Units      Percentage

Insignia Properties LP                       13.335             0.09%
 (an affiliate of AIMCO)
AIMCO Properties LP
 (an affiliate of AIMCO)                   2,469.125           15.18%

Insignia Properties LP is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the General Partner owns any Units. AIMCO Properties LP, acquired 2,469.125 Units during the current year.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made or accrued to the General Partner and its affiliates during the year ended December 31, 1999 and 1998:

                                                    1999                 1998
                                                          (in thousands)

Property management fees                            $230                 $216
Reimbursement for services of affiliates             115                  157
Real estate brokerage commission due to              603                   --
  general partner

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates $230,000 and $216,000 for the years ended December 31, 1999 and 1998, respectively. For the nine months ended September 30, 1998 affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Registrant's commercial property for providing property management services. The Registrant paid to such affiliates $147,000 for the nine months ended September 30, 1998. No such fees were paid for the year ended December 31, 1999 as these services were provided by an unrelated third party effective October 1, 1998 (the effective date of the Insignia Merger).

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $115,000 and $157,000 for the years ended December 31, 1999 and 1998, respectively.

During the year ended December 31, 1998, the Partnership paid affiliates of the General Partner approximately $40,000, for loan costs which were capitalized and included in other assets in the accompanying Consolidated Balance Sheet. These loan costs related to the refinancing of the investment properties. There were no such costs incurred for the year ended December 31, 1999.

In prior years the Partnership was advanced funds from a former General Partner in order to meet its existing obligations. Interest accrues on these advances at rates agreed to by the Partnership and the former General Partner. The interest rates at December 31, 1999 ranged from 4.70% and 9.50%. The unpaid balance on these advances at December 31, 1999, and the related accrued interest is $340,000 and $143,000, respectively.

In connection with the sale of Serramonte Plaza, a commission of approximately $603,000 was accrued to the General Partner in accordance with the terms of the Partnership Agreement. Payment of the commission will not be made until the limited partners have received distributions equal to their original invested capital plus a 6% per annum non-compounded cumulative preferred return on their adjusted invested capital.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 2,482.46 units of limited partnership units in the Partnership representing approximately 15.27% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

                                     PART IV

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 1999:

            A Form 8-K dated December 16, 1999, as filed with the Securities and Exchange Commission on December 31, 1999, in connection with the sale of Serramonte Plaza.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INVESTORS FIRST-STAGED EQUITY L.P.
                                    (Registrant)

                                    By: Maeril, Inc.
                                        Its General Partner

                                    By: /s/Patrick J. Foye
                                        Patrick J. Foye
                                        Executive Vice President

                                    By: /s/Martha L. Long
                                        Martha L. Long
                                        Senior Vice President
                                        and Controller

                              Date: April 18, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Patrick J. Foye      Executive Vice President      Date: April 18, 2000
Patrick J. Foye         and Director

/s/Martha L. Long       Senior Vice President         Date: April 18, 2000
Martha L. Long          and Controller

                                  EXHIBIT INDEX

Exhibit           Description

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

                  c)    Absolute   Assignment   of  Leases  and  Rents  by  VMS
                        Apartment Portfolio Associates II to Lehman Brothers Holdings, Inc. dated December 31, 1997.

10.1 Contract for sale of real estate for Serramonte Plaza dated December 16, 1999, between Investors First-Staged Equity, a Delaware limited partnership and Strategic Acquisition Corporation.

10.2 First amendment to contract for sale of real estate for Serramonte Plaza dated December 16, 1999 between Investors First-Staged Equity, a Delaware limited partnership and Strategic Acquisition Corporation. (Filed with Form 8-K December 31, 1999)

10.3 Second amendment to contract for sale of real estate for Serramonte Plaza dated December 16, 1999 between Investors First-Staged Equity, a Delaware limited partnership and Strategic Acquisition Corporation. (Filed with Form 8-K December 31, 1999)

10.4 Third amendment to contract for sale of real estate for Serramonte Plaza dated December 16, 1999 between Investors First-Staged Equity, a Delaware limited partnership and Strategic Acquisition Corporation. (Filed with Form 8-K December 31, 1999)

10.5 Fourth amendment to contract for sale of real estate for Serramonte Plaza dated December 16, 1999 between Investors First-Staged Equity, a Delaware limited partnership and Strategic Acquisition Corporation. (Filed with Form 8-K December 31, 1999)

10.6 Fifth amendment to contract for sale of real estate for Serramonte Plaza dated December 16, 1999 between Investors First-Staged Equity, a Delaware limited partnership and Strategic Acquisition Corporation. (Filed with Form 8-K December 31, 1999)

18                      Independent  Accountants'   Preferability  letter  for
                        Change in Accounting Principle.

27                      Financial Data Schedule.

                                                                      Exhibit 18

February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
Maeril, Inc.
General Partner of Investors First-Staged Equity L.P.
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note L of Notes to the Consolidated Financial Statements of Investors First-Staged Equity L.P. included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                           /s/ Ernst & Young LLP