Form 10QSB
period 2000-03-31
INVESTORS FIRST STAGED EQUITY L P
filed 2000-05-15
CIK 768834

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

                   For the quarterly period ended March 31, 2000


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

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                         $ 2,589
   Receivables and deposits                                              280
   Restricted escrows                                                    575
   Other assets                                                          743
   Investment properties:
       Land                                              $ 6,431
       Buildings and related personal property            29,417
                                                          35,848

       Less accumulated depreciation                     (21,705)     14,143
                                                                    $ 18,330

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                 $     20
   Accrued interest                                                      319
   Tenant security deposit liabilities                                   277
   Disposition fee payable to affiliates of General
     Partner                                                             603
   Accrued property taxes                                                 47
   Other liabilities                                                      69
   Advances from affiliates of General Partner                           340
   Mortgage notes payable                                             30,155

Partners' Deficit

   General partner                                        $ (120)
   Limited partners (16,261.152 units issued and
      outstanding)                                       (13,380)    (13,500)
                                                                    $ 18,330

            See Accompanying Notes to Consolidated Financial Statements


b)

                         INVESTORS FIRST-STAGED EQUITY L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)

                                                          Three Months Ended
                                                              March 31,
                                                           2000        1999
Revenues:                                                           (restated)
   Rental income                                        $  1,416     $ 1,353
   Other income                                              126          69
      Total revenues                                       1,542       1,422
Expenses:
   Operating                                                 402         391
   General and administrative                                 50          57
   Depreciation                                              381         360
   Interest                                                  544         544
   Property taxes                                            102          78
      Total expenses                                       1,479       1,430

Income (loss) from continuing operations                      63          (8)
Income from discontinued operations                           --         111

Net income                                              $     63     $   103

Net income allocated to general partners (1%)           $      1     $     1
Net income allocated to limited partners (99%)                62         102

                                                        $     63     $   103

Net income (loss) per limited partnership unit:

Income from continuing operations                       $   3.81     $  (.49)
Income from discontinued operations                           --        6.76

      Net income                                        $   3.81     $  6.27

Distributions per limited partnership unit              $ 473.58     $    --

            See Accompanying Notes to Consolidated Financial Statements


c)

                         INVESTORS FIRST-STAGED EQUITY L.P.
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Partners' deficit at
   December 31, 1999                16,261.152   $ (121)     $ (5,741)    $ (5,862)

Distributions to limited
   partners                                --        --        (7,701)      (7,701)

Net income for the three months
   ended March 31, 2000                    --         1            62           63

Partners' deficit
   at March 31, 2000                16,261.152   $ (120)     $(13,380)    $(13,500)


            See Accompanying Notes to Consolidated Financial Statements

d)
                         INVESTORS FIRST-STAGED EQUITY L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                  (in thousands)

                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                    $    63      $   103
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     381          474
   Amortization of loan costs and leasing commissions                25           45
  Change in accounts:
      Receivables and deposits                                      300         (123)
      Other assets                                                  (98)         (60)
      Accounts payable                                              (27)         (42)
      Accrued interest                                              176            8
      Tenant security deposit liabilities                             1           (4)
      Accrued property taxes                                         47           86
      Other liabilities                                             (66)          20

       Net cash provided by operating activities                    802          507

Cash flows from investing activities:

  Property improvements and replacements                            (43)         (38)
  Net deposits to restricted escrows                                (33)         (68)

       Net cash used in investing activities                        (76)        (106)

Cash flows from financing activities:

  Distributions to limited partners                              (7,701)          --
  Payments on mortgage notes payable                                (50)        (218)
  Advances from affiliates                                           --            1

       Net cash used in financing activities                     (7,751)        (217)

Net (decrease) increase in cash and cash equivalents             (7,025)         184
Cash and cash equivalents at beginning of period                  9,614        1,184

Cash and cash equivalents at end of period                      $ 2,589      $ 1,368

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $   343      $   768

            See Accompanying Notes to Consolidated Financial Statements

e)
                         INVESTORS FIRST-STAGED EQUITY L.P.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Going Concern

The accompanying consolidated financial statements have been prepared assuming Investors First-Staged Equity L.P. (the "Partnership or "Registrant") will continue as a going concern. During the fourth quarter of 1999, the Partnership was notified that it is in default on the Residual Proceeds Agreements relating to Rivercrest Village Apartments and Richardson Highlands Apartments, the two remaining investment properties owned by the Partnership. These agreements require, among other things, that each property be marketed for sale six months prior to January 15, 2000, which was the maturity date of the subordinated notes payable, and that half of certain residual proceeds from the sale be paid to the lender. The Partnership did not market these properties for sale in accordance with the agreements, which also provide that the lender may commence an action for the appointment of a receiver to sell each property. If the properties are not sold within 180 days thereafter, the lender may foreclose on the properties. After notifying the Partnership of such defaults, the lender proposed that a party believed by the Partnership to be an affiliate of the lender purchase the properties. However, MAERIL, Inc. (the "General Partner") believes that the Residual Proceeds Agreement may no longer be effective, since the debt was repaid in full prior to maturity. The Partnership currently is in discussions with the lender with respect to the resolution of these issues.

There can be no assurance that a receiver will not be appointed for the properties or that the properties will not be sold or foreclosed upon. If the Partnership loses its remaining investment properties through sale or foreclosure, then it will be forced to terminate.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Reclassifications

Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.

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

Note C - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note D - Transactions with Affiliates and Related Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made or accrued to the General Partner and its affiliates during the three months ended March 31, 2000 and 1999:

                                                     2000                1999
                                                           (in thousands)

Property management fees (included in
  operating expenses)                                $ 58                $ 56
Reimbursement for services of affiliates
  (included in general and administrative
   expense)                                            26                  39
Real estate brokerage commission due to
  general partner (included in disposition
  fee payable to General Partner)                     603                  --

During the three months ended March 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $58,000 and $56,000 for the three months ended March 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $26,000 and $39,000 for the three months ended March 31, 2000 and 1999, respectively.

In prior years the Partnership was advanced funds from a former General Partner in order to meet its existing obligations. Interest accrues on these advances at rates agreed to by the Partnership and the former General Partner. The interest rates at March 31, 2000 ranged from 4.70% to 9.50%. The unpaid balance on these advances at March 31, 2000 and the related accrued interest is approximately $340,000.

In connection with the sale of Serramonte Plaza in December 1999, a commission of approximately $603,000 was accrued to the General Partner in accordance with the terms of the Partnership Agreement. Payment of the commission will not be made until the limited partners have received distributions equal to their original invested capital plus a 6% per annum non-compounded cumulative preferred return on their adjusted invested capital.

AIMCO and its affiliates currently own 2,497.46 limited partnership units in the Partnership representing 15.358% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note E - Disposition of Property/Operating Segment

On December 16, 1999, Serramonte Plaza, located in Daly City, California, was sold to an unaffiliated third party. Serramonte Plaza was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income from discontinued operations. Accordingly, the consolidated 1999 statement of operations has been restated to reflect this presentation. Revenues of this property were approximately $771,000 for 1999. Income from discontinued operations was approximately $111,000 for the three month period ended March 31, 1999.

Note F - Segment Information

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership had two reportable segments: residential properties and a commercial property. The Partnership's residential property segment consists of two apartment complexes both of which are located in California. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of office space located in Serramonte, California, which was sold on December 16, 1999. As a result of the sale of the commercial property during 1999, the commercial segment is shown as a discontinued operation.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

                 2000

                                        Residential   Commercial    Other     Totals
                                                     (discontinued)
Rental income                             $ 1,416        $ --        $ --     $1,416
Other income                                   59           --          67       126
Interest expense                              544           --          --       544
Depreciation                                  381           --          --       381
General and administrative expenses            --           --          50        50
Segment profit                                 63           --          --        63
Total assets                               16,870           --       1,460    18,330
Capital expenditures                           43           --          --        43


                 1999

                                        Residential   Commercial    Other    Totals
                                                     (discontinued)
Rental income                             $ 1,353        $ --       $ --     $1,353
Other income                                   63           --          6        69
Interest expense                              544           --         --       544
Depreciation                                  360           --         --       360
General and administrative expense             --           --         57        57
Income from discontinued operations            --          111         --       111
Segment profit (loss)                          43          111        (51)      103
Total assets                               17,476        8,296        663    26,435
Capital expenditures                           33            5         --        38

Note G - Distributions

A distribution of approximately $7,701,000 from the proceeds of the sale of Serramonte Plaza (approximately $473.58 per limited partnership unit) was made during the three month period ended March 31, 2000. No cash distributions were paid during the three months ended March 31, 1999. The Registrant's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations, after required capital improvement expenditures, to permit distributions to its partners in 2000 or subsequent periods.

Note H - Legal Proceedings

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy for these properties for the three months ended March 31, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Rivercrest Village Apartments                 92%        90%
         Sacramento, California
      Richardson Highlands Apartments               99%        99%
         Marin City, California

Results of Operations

The Registrant's net income for the three months ended March 31, 2000 was approximately $63,000 compared to net income of approximately $103,000 for the three months ended March 31, 1999. The decrease in net income for the three months ended March 31, 2000 is primarily attributable to a decrease in income from discontinued operations as a result of the sale of the Partnership's sole commercial property, Serramonte Plaza on December 16, 1999.

Excluding the impact of the operations and sale of the commercial property, the Registrant's income from continuing operations for the three months ended March 31, 2000 was approximately $63,000 as compared to a loss of approximately $8,000 for the three months ended March 31, 1999. The increase in net income from continuing operations was due to an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues was the result of increases in rental income and other income. Rental income increased primarily as a result of the increase in occupancy at Rivercrest Village Apartments and an increase in average annual rental rates at both Rivercrest Village Apartments and Richardson Highlands Apartments. The increase in other income was primarily due to higher interest income as a result of an increase in cash balances held in interest bearing accounts.

Total expenses increased for the three months ended March 31, 2000 as a result of increases in property tax and depreciation expenses which were partially offset by a decrease general and administrative expenses. Property tax expense increased as a result of an increase in the assessed value of Richardson Highlands Apartments. Depreciation expense increased as a result of significant capital improvements placed in service during the past twelve months.

General and administrative expense decreased as a result of a decrease in professional expenses and general costs of the Partnership. Included in general and administrative expenses for the three months ended March 31, 2000 and 1999 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2000, the Registrant had cash and cash equivalents of approximately $2,589,000 as compared to approximately $1,368,000 at March 31, 1999. Cash and cash equivalents decreased approximately $7,025,000 for the three months ended March 31, 2000 from the Registrant's year end, primarily due to approximately $7,751,000 of cash used in financing activities, and approximately $76,000 of cash used in investing activities which were partially offset by approximately $802,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to limited partners and principal payments on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements and net deposits to the escrow accounts maintained by the mortgage lender. The Registrant invests its working capital reserves in money market accounts.

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

Rivercrest Village Apartments

Capital improvements budgeted for, but not limited to, approximately $587,000 are planned for 2000 at this property consisting primarily of roof replacements, fencing replacements, floor covering and appliance replacements, and major landscaping. As of March 31, 2000 approximately $25,000 of capital improvements have been incurred consisting primarily of appliance and floor covering replacements. These improvements were funded from operations and Partnership reserves.

Richardson Highlands Apartments

Capital improvements budgeted for, but not limited to, approximately $121,000 are planned for 2000 at this property consisting primarily of appliance and floor covering replacements, and pavement resurfacing. As of March 31, 2000 approximately $18,000 of capital improvements have been incurred consisting primarily of appliances water heater and floor covering replacements. These improvements were funded from cash flows from operations.

The additional capital expenditures will be incurred only if cash is available from operations or Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $30,155,000 has maturity dates of January 2005 and January 2008, with balloon payments due at maturity, at which time the properties will either be refinanced and/or sold.

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

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.

A distribution of approximately $7,701,000 from the proceeds of the sale of Serramonte Plaza (approximately $473.58 per limited partnership unit) was made during the three month period ended March 31, 2000. No cash distributions were paid during the three months ended March 31, 1999. The Registrant's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations, after required capital improvement expenditures, to permit distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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

                               Date:     May 12, 2000