Form 10QSB
period 2000-06-30
INVESTORS FIRST STAGED EQUITY L P
filed 2000-08-14
CIK 768834

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

                    For the quarterly period ended June 30, 2000


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

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                $ 2,536
   Receivables and deposits                                                     570
   Restricted escrows                                                           502
   Other assets                                                                 646
   Investment properties:
       Land                                                  $ 6,431
       Buildings and related personal property                 29,744
                                                               36,175
       Less accumulated depreciation                          (22,089)       14,086
                                                                           $ 18,340

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                          $ 52
   Accrued interest                                                             342
   Tenant security deposit liabilities                                          291
   Disposition fee payable to affiliates of General
     Partner                                                                    603
   Other liabilities                                                             51
   Advances from affiliates of General Partner                                  340
   Mortgage notes payable                                                    30,090

Partners' Deficit

   General partner                                             $ (120)
   Limited partners (16,261.152 units issued and
      outstanding)                                            (13,309)      (13,429)
                                                                           $ 18,340

            See Accompanying Notes to Consolidated Financial Statements

b)
                         INVESTORS FIRST-STAGED EQUITY L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)

                                               Three Months Ended       Six Months Ended
                                                    June 30,                June 30,
                                                2000        1999        2000       1999
                                                         (restated)             (restated)
Revenues:

  Rental income                                $ 1,449     $ 1,362     $ 2,865    $ 2,715
  Other income                                      82          61         208        130
      Total revenues                             1,531       1,423       3,073      2,845

Expenses:
  Operating                                        364         408         766        799
  General and administrative                        32          34          82         91
  Depreciation                                     384         356         765        716
  Interest                                         572         550       1,116      1,094
  Property taxes                                   108         115         210        193
      Total expenses                             1,460       1,463       2,939      2,893

  Income (loss) from continuing operations          71         (40)        134        (48)

Income from discontinued operations                 --         138          --        249
         Net income                            $    71     $    98     $   134    $   201

Net income allocated to general
   partner (1%)                                $     1     $     1     $     1    $     2
Net income allocated to limited
   partners (99%)                                   70          97         133        199

         Net income                            $    71     $    98     $   134    $   201

Net income (loss) per limited partnership unit:

Income (loss) from continuing operations       $  4.30     $ (2.43)    $  8.18    $ (2.92)
Income from discontinued operations                 --        8.40          --      15.16
         Net income                            $  4.30     $  5.97     $  8.18    $ 12.24
Distributions per limited partnership
  unit                                         $    --     $    --     $473.58    $    --

            See Accompanying Notes to Consolidated Financial Statements

c)

                         INVESTORS FIRST-STAGED EQUITY L.P.
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Partners' deficit at
   December 31, 1999                16,261.152   $ (121)     $ (5,741)    $ (5,862)

Distributions to limited
   partners                                --        --        (7,701)      (7,701)

Net income for the six months
   ended June 30, 2000                     --         1           133          134

Partners' deficit
   at June 30, 2000                 16,261.152   $ (120)     $(13,309)    $(13,429)

            See Accompanying Notes to Consolidated Financial Statements

d)
                         INVESTORS FIRST-STAGED EQUITY L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                  (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                   2000        1999
Cash flows from operating activities:

  Net income                                                    $   134      $   201
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     765          958
   Amortization of loan costs and leasing commissions                50           83
  Change in accounts:
      Receivables and deposits                                       10           (9)
      Other assets                                                  (26)         (32)
      Accounts payable                                                5           (9)
      Accrued interest                                              199           14
      Tenant security deposit liabilities                            15           17
      Other liabilities                                             (84)         (20)

       Net cash provided by operating activities                  1,068        1,203

Cash flows from investing activities:

  Property improvements and replacements                           (370)        (111)
  Net withdrawals from (deposits to) restricted escrows              40         (139)
  Lease commissions paid                                             --          (34)

       Net cash used in investing activities                       (330)        (284)

Cash flows from financing activities:

  Distributions to limited partners                              (7,701)          --
  Payments on mortgage notes payable                               (115)        (501)

       Net cash used in financing activities                     (7,816)        (501)

Net (decrease) increase in cash and cash equivalents             (7,078)         418
Cash and cash equivalents at beginning of period                  9,614        1,184

Cash and cash equivalents at end of period                      $ 2,536      $ 1,602

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $   865      $ 1,557

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

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note D - Transactions with Affiliates and Related Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made or accrued to the General Partner and its affiliates during the six months ended June 30, 2000 and 1999:

                                                     2000                1999
                                                           (in thousands)

Property management fees (included in
  operating expenses)                                $118                $113
Reimbursement for services of affiliates
  (included in general and administrative
   expense)                                            37                  57
Real estate brokerage commission due to
  general partner (included in disposition
  fee payable to General Partner)                     603                  --

During the six months ended June 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $118,000 and $113,000 for the six months ended June 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $37,000 and $57,000 for the six months ended June 30, 2000 and 1999, respectively.

In prior years the Partnership was advanced funds from a former General Partner in order to meet its existing obligations. Interest accrues on these advances at rates agreed to by the Partnership and the former General Partner. The interest rates at June 30, 2000 ranged from 4.70% to 9.50%. The unpaid balance on these advances at June 30, 2000 and the related accrued interest is approximately $340,000 and $166,000, respectively.

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

AIMCO and its affiliates currently own 2,497.46 limited partnership units in the Partnership representing 15.36% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note E - Disposition of Property/Operating Segment

On December 16, 1999, Serramonte Plaza, located in Daly City, California, was sold to an unaffiliated third party. Serramonte Plaza was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income from discontinued operations. Accordingly, the consolidated 1999 statement of operations has been restated to reflect this presentation. Revenues of this property were approximately $813,000 and $1,584,000 for the three and six month periods ended June 30, 1999, respectively. Income from discontinued operations was approximately $138,000 and $249,000 for the three and six month periods ended June 30, 1999, respectively.

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

Segment information for the three and six months ended June 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

   Three Months Ended June 30, 2000
                                        Residential    Other     Totals

Rental income                             $ 1,449       $ --     $1,449
Other income                                   72          10        82
Interest expense                              572          --       572
Depreciation                                  384          --       384
General and administrative expenses            --          32        32
Segment profit  (loss)                         76          (5)       71

    Six Months Ended June 30, 2000
                                        Residential    Other     Totals

Rental income                             $ 2,865       $ --     $2,865
Other income                                  131          77       208
Interest expense                            1,116          --     1,116
Depreciation                                  765          --       765
General and administrative expenses            --          82        82
Segment profit  (loss)                        139          (5)      134
Total assets                               16,949       1,391    18,340
Capital expenditures                          370          --       370


   Three Months Ended June 30, 1999
                                        Residential   Commercial    Other    Totals
                                                     (discontinued)
Rental income                             $ 1,362        $ --       $ --     $ 1,362
Other income                                   55           --          6         61
Interest expense                              550           --         --        550
Depreciation                                  356           --         --        356
General and administrative expense             --           --         34         34
Income from discontinued operations            --          138         --        138
Segment profit (loss)                         (12)         138        (28)        98


    Six Months Ended June 30, 1999
                                        Residential   Commercial    Other    Totals
                                                     (discontinued)
Rental income                             $ 2,715        $ --       $ --     $ 2,715
Other income                                  118           --         12        130
Interest expense                            1,094           --         --      1,094
Depreciation                                  716           --         --        716
General and administrative expense             --           --         91         91
Income from discontinued operations            --          249         --        249
Segment profit (loss)                          31          249        (79)       201
Total assets                               17,177        8,328        678     26,183
Capital expenditures                           93           18         --        111

Note G - Distributions

A distribution of approximately $7,701,000 from the proceeds of the sale of Serramonte Plaza (approximately $473.58 per limited partnership unit) was made during the six month period ended June 30, 2000. No cash distributions were paid during the six months ended June 30, 1999.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy for these properties for the six months ended June 30, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Rivercrest Village Apartments                 93%        91%
         Sacramento, California
      Richardson Highlands Apartments               99%        99%
         Marin City, California

Results of Operations

The Registrant's net income for the three and six months ended June 30, 2000 was approximately $71,000 and $134,000 respectively, compared to net income of approximately $98,000 and $201,000, respectively, for the three and six months ended June 30, 1999. The decrease in net income for the three and six months ended June 30, 2000 is primarily attributable to a decrease in income from discontinued operations as a result of the sale of the Partnership's sole commercial property, Serramonte Plaza on December 16, 1999.

Excluding the impact of the operations of the commercial property sold during 1999, the net income from continuing operations for the three and six months ended June 30, 2000 was approximately $71,000 and $134,000, respectively compared to a net loss of approximately $40,000 and $48,000, respectively for the three and six months ended June 30, 1999. The increase in net income from continuing operations was due to an increase in total revenues for the three and six months ended June 30, 2000. Partially offsetting the increase in total revenues for the six months ended June 30, 2000 was an increase in total expenses. For the three months ended June 30, 2000 total expenses remained relatively constant. The increase in total revenues was the result of increases in rental income and other income. Rental income increased primarily as a result of the increase in occupancy at Rivercrest Village Apartments and an increase in average rental rates at both Rivercrest Village Apartments and Richardson Highlands Apartments. The increase in other income was primarily due to higher interest income as a result of an increase in cash balances held in interest bearing accounts.

Total expenses increased for the six months ended June 30, 2000 as a result of increases in property tax, depreciation, and interest expenses which were partially offset by a decrease in operating and general and administrative expenses. Property tax expense increased for the six months ended June 30, 2000 as a result of an increase in the assessed value of Richardson Highlands Apartments. Depreciation expense increased for the six months ended June 30, 2000 as a result of significant capital improvements placed in service during the past twelve months. Interest expense increased for the three and six months ended June 30, 2000 as a result of a small understatement of loan cost amortization and interest owed to affiliates during the first six month of 1999.

Operating expenses decreased as a result of a decrease in advertising expense as a result of an increase in occupancy at Rivercrest Village Apartments. General and administrative expense decreased for the six months ended June 30, 2000 as a result of a decrease in professional expenses and general costs of the Partnership. Included in general and administrative expenses for the six months ended June 30, 2000 and 1999 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2000, the Registrant had cash and cash equivalents of approximately $2,536,000 as compared to approximately $1,602,000 at June 30, 1999. Cash and cash equivalents decreased approximately $7,078,000 for the six months ended June 30, 2000 from the Registrant's year end, primarily due to approximately $7,816,000 of cash used in financing activities, and approximately $330,000 of cash used in investing activities which were partially offset by approximately $1,068,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to limited partners and, to a lesser extent, principal payments on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from the escrow accounts maintained by the mortgage lender. The Registrant invests its working capital reserves in money market accounts.

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

Rivercrest Village Apartments

Capital improvements budgeted for, but not limited to, approximately $587,000 are planned for 2000 at this property consisting primarily of roof replacements, fencing replacements, floor covering and appliance replacements, and major landscaping. As of June 30, 2000 approximately $323,000 of capital improvements have been incurred consisting primarily of roof replacements, siding replacements, appliances and floor covering replacements. These improvements were funded from operations and Partnership reserves.

Richardson Highlands Apartments

Capital improvements budgeted for, but not limited to, approximately $121,000 are planned for 2000 at this property consisting primarily of appliance and floor covering replacements, and pavement resurfacing. As of June 30, 2000 approximately $47,000 of capital improvements have been incurred consisting primarily of appliances, maintenance equipment, cabinet and floor covering replacements. These improvements were funded from operating cash flows and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $30,090,000 has maturity dates of January 2005 and January 2008, with balloon payments due at maturity, at which time the properties will either be refinanced and/or sold.

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

A distribution of approximately $7,701,000 from the proceeds of the sale of Serramonte Plaza (approximately $473.58 per limited partnership unit) was made during the six month period ended June 30, 2000. No cash distributions were paid during the six months ended June 30, 1999. The Registrant's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations, after required capital improvement expenditures, to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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

                              Date:      August 11, 2000