Form 10QSB
period 2000-09-30
INVESTORS FIRST STAGED EQUITY L P
filed 2000-11-14
CIK 768834

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

                 For the quarterly period ended September 30, 2000


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

                                   (Unaudited)

                          (in thousands, except unit data)

                               September 30, 2000

Assets

   Cash and cash equivalents                                                $ 2,270
   Receivables and deposits                                                     459
   Restricted escrows                                                           495
   Other assets                                                                 607
   Investment properties:
       Land                                                  $  6,431
       Buildings and related personal property                 29,849
                                                               36,280
       Less accumulated depreciation                          (22,469)       13,811
                                                                           $ 17,642

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                          $ 46
   Accrued interest                                                             353
   Tenant security deposit liabilities                                          308
   Disposition fee payable to affiliates of General
     Partner                                                                    603
   Accrued taxes                                                                110
   Other liabilities                                                            100
   Advances from affiliates of General Partner                                  340
   Mortgage notes payable                                                    38,024

Partners' Deficit

   General partner                                             $ (200)
   Limited partners (16,261.152 units issued and
      outstanding)                                            (22,042)      (22,242)
                                                                           $ 17,642

            See Accompanying Notes to Consolidated Financial Statements


b)
                         INVESTORS FIRST-STAGED EQUITY L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                               Three Months Ended      Nine Months Ended

                                                  September 30,          September 30,
                                                2000        1999        2000       1999
                                                         (restated)             (restated)
Revenues:

  Rental income                              $  1,496      $ 1,413   $  4,361     $ 4,128
  Other income                                    120           57        328         187
      Total revenues                            1,616        1,470      4,689       4,315

Expenses:
  Operating                                       501          396      1,267       1,195
  General and administrative                       50           45        132         136
  Depreciation                                    380          358      1,145       1,074
  Interest                                      8,559          560      9,675       1,654
  Property taxes                                  111          101        321         294
      Total expenses                            9,601        1,460     12,540       4,353

 (Loss) income from continuing operations      (7,985)          10     (7,851)        (38)

Income from discontinued operations                --          163         --         412
         Net (loss) income                   $ (7,985)     $   173   $ (7,851)    $   374

Net (loss) income allocated to general
   partner (1%)                              $    (80)     $     2   $    (79)    $     4
Net (loss) income allocated to limited
   partners (99%)                              (7,905)         171     (7,772)        370

         Net income                          $ (7,985)     $   173   $ (7,851)    $   374

Net (loss) income per limited partnership unit:

(Loss) income from continuing operations     $ (486.13)    $   .60   $(477.95)    $ (2.33)
Income from discontinued operations                --         9.92         --       25.08
         Net (loss) income                   $(486.13)     $ 10.52   $(477.95)    $ 22.75

Distributions per limited partnership
  unit                                       $  50.92      $    --   $ 524.50     $    --


            See Accompanying Notes to Consolidated Financial Statements

c)

                         INVESTORS FIRST-STAGED EQUITY L.P.
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners      Total

Partners' deficit at
   December 31, 1999                16,261.152   $ (121)     $ (5,741)    $ (5,862)

Distributions to limited
   partners                                --        --        (8,529)      (8,529)

Net loss for the nine months
   ended September 30, 2000                --       (79)       (7,772)      (7,851)

Partners' deficit
   at September 30, 2000            16,261.152   $ (200)     $(22,042)    $(22,242)


            See Accompanying Notes to Consolidated Financial Statements

d)
                         INVESTORS FIRST-STAGED EQUITY L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net (loss) income                                             $(7,851)     $   374
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                   1,145        1,437
   Interest on Residual Proceeds Agreement                        8,000           --
   Amortization of loan costs and leasing commissions                76          141
  Change in accounts:
      Receivables and deposits                                      121         (134)
      Other assets                                                  (13)         (38)
      Accounts payable                                               (1)          79
      Accrued interest                                              210           13
      Tenant security deposit liabilities                            32           34
      Accrued property taxes                                        110          125
      Other liabilities                                             (35)          (4)

       Net cash provided by operating activities                  1,794        2,027

Cash flows from investing activities:

  Property improvements and replacements                           (475)        (461)
  Net withdrawals from (deposits to) restricted escrows              47          (61)
  Lease commissions paid                                             --          (39)

       Net cash used in investing activities                       (428)        (561)

Cash flows from financing activities:

  Distributions to limited partners                              (8,529)          --
  Payments on mortgage notes payable                               (181)        (742)

       Net cash used in financing activities                     (8,710)        (742)

Net (decrease) increase in cash and cash equivalents             (7,344)         724
Cash and cash equivalents at beginning of period                  9,614        1,184

Cash and cash equivalents at end of period                      $ 2,270      $ 1,908

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $ 1,388      $ 2,338

            See Accompanying Notes to Consolidated Financial Statements

e)
                         INVESTORS FIRST-STAGED EQUITY L.P.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Going Concern

The accompanying consolidated financial statements have been prepared assuming Investors First-Staged Equity L.P. (the "Partnership or "Registrant") will continue as a going concern. During the fourth quarter of 1999, the Partnership was notified that it is in default on the Residual Proceeds Agreements relating to Rivercrest Village Apartments and Richardson Highlands Apartments, the two remaining investment properties owned by the Partnership. These agreements require, among other things, that each property be marketed for sale nine months prior to January 15, 2000, which was the maturity date of the subordinated notes payable, and that half of certain residual proceeds from the sale be paid to the lender (see Note H - Mortgage Notes Payable). The Partnership did not market these properties for sale in accordance with the agreements, which also provide that the lender may commence an action for the appointment of a receiver to sell each property. If the properties are not sold within 180 days thereafter, the lender may foreclose on the properties. After notifying the Partnership of such defaults, the lender proposed that a party believed by the Partnership to be an affiliate of the lender purchase the properties.

There can be no assurance that a receiver will not be appointed for the properties or that the properties will be sold or foreclosed upon. If the Partnership loses its remaining investment properties through sale or foreclosure, then it will be forced to terminate.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note D - Transactions with Affiliates and Related Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made or accrued to the General Partner and its affiliates during the nine months ended September 30, 2000 and 1999:

                                                     2000                1999
                                                           (in thousands)

Property management fees (included in
  operating expenses)                                $180                $171
Reimbursement for services of affiliates
  (included in general and administrative
   expense)                                            93                  88
Real estate brokerage commission due to
  general partner (included in disposition
  fee payable to General Partner)                     603                  --

During the nine months ended September 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $180,000 and $171,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the General Partner was paid or accrued reimbursement of accountable administrative expenses amounting to approximately $93,000 and $88,000 for the nine months ended September 30, 2000 and 1999, respectively.

In prior years the Partnership was advanced funds from a former General Partner in order to meet its existing obligations. Interest accrues on these advances at rates agreed to by the Partnership and the former General Partner. The interest rates at September 30, 2000 ranged from 4.70% to 9.50%. The unpaid balance on these advances at September 30, 2000 and the related accrued interest is approximately $340,000 and $178,000, respectively.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 2,497.46 limited partnership units in the Partnership representing 15.36% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note E - Disposition of Property/Operating Segment

On December 16, 1999, Serramonte Plaza, located in Daly City, California, was sold to an unaffiliated third party. Serramonte Plaza was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income from discontinued operations. Accordingly, the consolidated 1999 statement of operations has been restated to reflect this presentation. Revenues of this property were approximately $821,000 and $2,405,000 for the three and nine month periods ended September 30, 1999, respectively. Income from discontinued operations was approximately $163,000 and $412,000 for the three and nine month periods ended September 30, 1999, respectively.

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

Segment information for the three and nine months ended September 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.


 Three Months Ended September 30, 2000
                                          Residential  Commercial    Other     Totals
                                                       (discontinued)
Rental income                               $ 1,496       $ --        $ --     $1,496
Other income                                    108           --         12       120
Interest expense                              8,559           --         --     8,559
Depreciation                                    380           --         --       380
General and administrative expenses              --           --         50        50
Segment (loss)                               (7,947)          --        (38)   (7,985)


  Nine Months Ended September 30, 2000
                                          Residential  Commercial    Other     Totals
                                                       (discontinued)


Rental income                               $ 4,361       $ --        $ --     $4,361
Other income                                    239           --         89       328
Interest expense                              9,675           --         --     9,675
Depreciation                                  1,145           --         --     1,145
General and administrative expenses              --           --        132       132
Segment (loss)                               (7,808)          --        (43)   (7,851)
Total assets                                 17,108           --        534    17,642
Capital expenditures for investment
  properties                                    475           --         --       475


 Three Months Ended September 30, 1999
                                          Residential   Commercial    Other     Totals
                                                       (discontinued)
Rental income                               $ 1,413        $  --        $ --    $ 1,413
Other income                                     53           --           4         57
Interest expense                                560           --          --        560
Depreciation                                    358           --          --        358
General and administrative expense               --           --          45         45
Income from discontinued operations              --          163          --        163
Segment profit (loss)                            51          163         (41)       173


  Nine Months Ended September 30, 1999
                                          Residential   Commercial    Other     Totals
                                                       (discontinued)
Rental income                               $ 4,128        $ --        $ --     $ 4,128
Other income                                    171           --          16        187
Interest expense                              1,654           --          --      1,654
Depreciation                                  1,074           --          --      1,074
General and administrative expense               --           --         136        136
Income from discontinued operations              --          412          --        412
Segment profit (loss)                            82          412        (120)       374
Total assets                                 17,225        8,367         768     26,360
Capital expenditures for investment
  properties                                    309          152          --        461

Note G - Distributions

A distribution of approximately $7,701,000 from the proceeds of the sale of Serramonte Plaza (approximately $473.58 per limited partnership unit) was made during the nine months ended September 30, 2000. Also, a distribution of approximately $828,000 ($828,000 paid to the limited partners or approximately $50.92 per limited partnership unit) was paid from operations. No cash distributions were paid during the nine months ended September 30, 1999.

Note H - Mortgage Notes Payable

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

During the fourth quarter of 1999, the Partnership was notified that it was in default on the Residual Proceeds Agreements relating to Rivercrest Village Apartments and Richardson Highlands Apartments, the two remaining investment properties owned by the Partnership. These agreements required, among other things, that each property be marketed for sale six months prior to January 15, 2000, which was the maturity date of the subordinated notes payable, and that half of certain residual proceeds from the sale be paid to the lender. The Partnership did not market these properties for sale in accordance with the agreements, which also provide that the lender may commence an action for the appointment of a receiver to sell each property. If the properties are not sold within 180 days thereafter, the lender may foreclose on the properties. After notifying the Partnership of such defaults, the lender proposed that a party believed by the Partnership to be an affiliate of the lender purchase the properties.

During the third quarter of 2000, the properties were marketed for sale in accordance with the Residual Proceeds Agreements. Based upon current market conditions within the location of the properties, there has been an increase in the value of the properties and accordingly, the liability representing anticipated amount due to the lender for its fifty percent share of the expected net proceeds from the sale of the properties after the payment of all mortgage notes payable and subordinated debt has been adjusted. The increase of approximately $8,000,000 was recorded during the three months ended September 30, 2000 and is included in interest expense. As of September 30, 2000 the estimated amount that the lender is entitled to receive is approximately $10,207,000 and is based upon current sales values for the two properties. Although present market conditions reflect an increase in value of the properties, there is no guarantee that the properties will be sold at their present fair market value.

Note I - Legal Proceedings

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy for these properties for the nine months ended September 30, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Rivercrest Village Apartments                 93%        92%
         Sacramento, California
      Richardson Highlands Apartments               99%        99%
         Marin City, California

Results of Operations

The Registrant's net loss for the three and nine months ended September 30, 2000 was approximately $7,985,000 and $7,851,000 respectively, compared to net income of approximately $173,000 and $374,000, respectively, for the three and nine months ended September 30, 1999. The decrease in net income for the three and nine months ended September 30, 2000 is primarily attributable to a decrease in income from discontinued operations as a result of the sale of the Partnership's sole commercial property, Serramonte Plaza on December 16, 1999 and an increase in total expenses.

Excluding the impact of the operations of the commercial property sold during 1999, the net loss from continuing operations for the three and nine months ended September 30, 2000 was approximately $7,985,000 and $7,851,000 respectively compared to income of approximately $10,000 and a net loss of approximately $38,000 respectively for the three and nine months ended September 30, 1999. The increase in net loss from continuing operations was due to an increase in total expenses which was partially offset by an increase in total revenues for both the three and nine months ended September 30, 2000. The increase in total revenues was the result of increases in rental income and other income. Rental income increased primarily as a result of the increase in occupancy at Rivercrest Village Apartments and an increase in average rental rates at both Rivercrest Village Apartments and Richardson Highlands Apartments. The increase in other income was primarily due to higher interest income as a result of an increase in cash balances held in interest bearing accounts.

Total expenses increased for the three and nine months ended September 30, 2000 as a result of increases in operating, property tax, depreciation and interest expenses. Operating expense increased as a result of an increase in maintenance expenses predominantly at Rivercrest Village Apartments. Property tax expense increased for the nine months ended September 30, 2000 as a result of an increase in the assessed value of Richardson Highlands Apartments. Depreciation expense increased for the nine months ended September 30, 2000 as a result of significant capital improvements placed in service at the Partnership's two investment properties during the past twelve months. Interest expense increased for the three and nine months ended September 30, 2000 as a result of interest on the Residual Proceeds Agreement encumbering both of the Partnership's investment properties as discussed below.

General and administrative expense remained relatively stable for the three and nine months ended September 30, 2000. Included in general and administrative expenses for the nine months ended September 30, 2000 and 1999 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 2000, the Registrant had cash and cash equivalents of approximately $2,270,000 as compared to approximately $1,908,000 at September 30, 1999. Cash and cash equivalents decreased approximately $7,344,000 for the nine months ended September 30, 2000 from the Registrant's year end, primarily due to approximately $8,710,000 of cash used in financing activities, and approximately $428,000 of cash used in investing activities which were partially offset by approximately $1,794,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to limited partners and, to a lesser extent, principal payments on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from the escrow accounts maintained by the mortgage lender. The Registrant invests its working capital reserves in money market accounts.

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

Rivercrest Village Apartments

Capital improvements budgeted for, but not limited to, approximately $587,000 are planned for 2000 at this property consisting primarily of roof replacements, fencing replacements, floor covering and appliance replacements, and major landscaping. As of September 30, 2000 approximately $394,000 of capital improvements have been incurred consisting primarily of roof replacements, structural improvements, siding replacements, appliances and floor covering replacements. These improvements were funded from operating cash flow and Partnership reserves.

Richardson Highlands Apartments

Capital improvements budgeted for, but not limited to, approximately $99,000 are planned for 2000 at this property consisting primarily of appliance and floor covering replacements, and pavement resurfacing. As of September 30, 2000 approximately $81,000 of capital improvements have been incurred consisting primarily of appliances, maintenance equipment, cabinet and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $30,024,000 has maturity dates of January 2005 and January 2008, with balloon payments due at maturity, at which time the properties will either be refinanced and/or sold.

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

During the fourth quarter of 1999, the Partnership was notified that it was in default on the Residual Proceeds Agreements relating to Rivercrest Village Apartments and Richardson Highlands Apartments, the two remaining investment properties owned by the Partnership. These agreements required, among other things, that each property be marketed for sale six months prior to January 15, 2000, which was the maturity date of the subordinated notes payable, and that half of certain residual proceeds from the sale be paid to the lender. The Partnership did not market these properties for sale in accordance with the agreements, which also provide that the lender may commence an action for the appointment of a receiver to sell each property. If the properties are not sold within 180 days thereafter, the lender may foreclose on the properties. After notifying the Partnership of such defaults, the lender proposed that a party believed by the Partnership to be an affiliate of the lender purchase the properties.

During the third quarter of 2000, the properties were marketed for sale in accordance with the Residual Proceeds Agreements. Based upon current market conditions within the location of the properties, there has been an increase in the value of the properties and accordingly, the liability representing anticipated amount due to the lender for its fifty percent share of the expected net proceeds from the sale of the properties after the payment of all mortgage notes payable and subordinated debt has been adjusted. The increase of approximately $8,000,000 was recorded during the three months ended September 30, 2000 and is included in interest expense. As of September 30, 2000 the estimated amount that the lender is entitled to receive is approximately $10,207,000 and is based upon current sales values for the two properties. Although present market conditions reflect an increase in value of the properties, there is no guarantee that the properties will be sold at their present fair market value.

There can be no assurance that a receiver will not be appointed for the properties or that the properties will be sold or foreclosed upon. If the Partnership loses its remaining investment properties through sale or foreclosure, then it will be forced to terminate.

As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.

A distribution of approximately $7,701,000 from the proceeds of the sale of Serramonte Plaza (approximately $473.58 per limited partnership unit) was made during the nine month period ended September 30, 2000. Also, a cash distribution of approximately $828,000 ($828,000 paid to the limited partners or $50.92 per limited partnership unit) was paid from operations. No cash distributions were paid during the nine months ended September 30, 1999. The Registrant's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations, after required capital improvement expenditures, to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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

                                 Date:  November 14, 2000