Form 10KSB
period 2000-12-31
INVESTORS FIRST STAGED EQUITY L P
filed 2001-04-02
CIK 768834

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)

                                   FORM 10-KSB
 (Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2000

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

State issuer's revenues for its most recent fiscal year.  $31,681,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.  Description of Business

Investors First-Staged Equity L.P. (the "Partnership" or "Registrant") was organized as a limited partnership under the Delaware Revised Uniform Limited Partnership Act in May 1985. Effective January 1, 1986, the General Partner, VMS Realty Investment (formerly known as VMS Realty Partners) assigned its interest in future profits, losses, operating cash flow and liquidation proceeds of the Partnership to VMS Realty Investment II, which subsequently became the General Partner. VMS Realty Investment II is a general partnership formed to be the sole general partner of Investors First-Staged Equity L.P. and has the same constituent partners as VMS Realty Investment, its predecessor. Effective January 1, 1987, VMS Realty Investment II assigned its beneficial interest in the Partnership to VMS Realty Investment. Effective January 2, 1998, the General Partner was replaced by MAERIL, Inc., a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999 IPT was merged into a subsidiary of Apartment Investment and Management Company ("AIMCO"). Thus, the General Partner is now a subsidiary of AIMCO. See "Transfer of Control" below. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025, unless terminated prior to such date (see below).

The Partnership raised total equity of $48,802,000 from the sale of Limited Partnership Interests (the Units) to the public in 1985 pursuant to a Registration Statement filed with the Securities and Exchange Commission (the
SEC).

A total of 16,511 units were sold to the public at $3,000 per unit as of the termination date of the offering, December 31, 1985. Limited Partners in the Partnership paid $1,000 per unit upon subscription and executed a non-recourse note for the remaining $2,000 per unit. The non-recourse note provided for the optional payment, without interest, of $1,000 per unit on each of February 15, 1986 and 1987. The Partnership has collected capital contributions totaling $48,802,000; $16,511,000 pertaining to the payments due in 1985; $16,511,000 pertaining to the payments due in 1986 and the remarketed units sold in 1986 and $15,780,000 pertaining to the payments due in 1987 and the remarketed units sold in 1987. As each whole unit represents capital contributions aggregating $3,000, the final number of units sold was 16,267. At December 31, 2000, the Partnership has 16,243.816 Units outstanding. The Limited Partners share in the ownership of the Partnership's real estate property investments according to the number of Limited Partnership Units held. Since the 1987 payments, the Registrant has not received nor are limited partners required to make additional capital contributions.

The Registrant is engaged in the business of operating and holding real estate properties for investment. On October 2, 1985, the Partnership acquired interests in six (6) real estate property investments, two of which, Village Green Apartments and Woodland Meadows Apartments, were sold at foreclosure sales to parties unaffiliated with the Partnership in May 1990 and June 1991, respectively. East Bluff Apartments was foreclosed upon by the Federal Deposit Insurance Corporation ("FDIC"), holder of the second mortgage, on May 23, 1994. The Partnership sold its only commercial property, Serramonte Plaza, on December 16, 1999. Richardson Highlands Apartments was sold to an unaffiliated third party on December 27, 2000. As of December 31, 2000, the Registrant owned and operated one (1) residential property as described in "Item 2. Description of Properties". The Partnership sold its remaining property Rivercrest Village on March 16, 2001. As a result of this sale the Partnership expects to be fully liquidated by June 30, 2001.

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. With respect to the Partnership's residential properties these services were provided by affiliates of the General Partner for the years ended December 31, 2000 and 1999.

Both the income and expenses of operating the properties owned by the Partnership were subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

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

Item 2.  Description of Properties:

The following table sets forth the Registrant's investment in property:

                                    Date of
Property                           Purchase   Type of Ownership (1)     Use

Rivercrest Village Apartments        10/85   Fee ownership subject   Apartment -
  Sacramento, California                     to first and second     328 units
                                             mortgages

(1) The property is held by a Limited Partnership in which the Registrant has a 99.99% interest. In addition the property was sold on March 16, 2001. See "Item 7. Financial Statements - Note N" for information about the sale.

Schedule of Properties:

Set forth below for the Registrant's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.


                           Gross
                          Carrying   Accumulated                         Federal
Property                   Value    Depreciation     Rate    Method     Tax Basis
                              (in thousands)                         (in thousands)

Rivercrest Village
  Apartments              $17,577        (1)         (1)       (1)       $ 3,753

(1) As a result of adopting the liquidation basis of accounting as of December 31, 2000, the gross carrying value of the property was adjusted to its net realizable value and will not be depreciated further.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's property.


                           Principal                                      Principal
                           Balance At    Stated                            Balance
                          December 31,  Interest   Period     Maturity     Due At
Property                      2000        Rate    Amortized   Date (1)  Maturity (1)
                         (in thousands)                                (in thousands)

Rivercrest Village
 Apartments
  1st mortgage              $11,293      7.348%    30 yrs     01/01/08     $10,053
  2nd mortgage                3,152       (2)        (2)        (2)          3,152

Total                       $14,445                                        $13,205

 (1) See "Item 7. Financial Statements - Note F" for information with respect to the Registrant's ability to repay these loans.

 (2) See discussion below for information regarding the second mortgages of Rivercrest Village and also of Richardson Highlands, which was sold on December 27, 2000.

In October 1990, the Partnership defaulted on the Richardson Highlands and Rivercrest Village Subordinate notes payable (the second mortgage loans) due to the failure to make the required monthly debt service payments. The Partnership and the lender finalized an agreement on June 22, 1994, retroactive to July 1, 1993, to restructure the debt held on Richardson Highlands and Rivercrest Village. The junior lien mortgages were restructured to mature on January 15, 2000, and provided for a 10% interest rate (with a 7% pay rate), based on the "Agreed Valuation Amount", as defined in the restructure agreement. Interest payments were payable from surplus cash. The second mortgages included a "shadow debt" portion that was payable only in the event that the mortgages were not paid prior to maturity. The shadow debt portion, which is the difference between the Agreed Valuation Amount and the Note Face Amount, for Richardson Highlands and Rivercrest Village was approximately $858,000 and $1,307,000, respectively. The Agreed Valuation Amounts for Richardson Highlands and Rivercrest Village were approximately $7,268,000 and $7,110,000, respectively. The Note Face Amount was $8,126,000 for Richardson Highlands and $8,417,000 for Rivercrest Village. The agreement also allowed the lender to receive fifty percent of any net proceeds from the sale or refinancing of the properties after the payment of all mortgage notes payable and subordinated debt.

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

During the year ended December 31, 2000, no payments of excess cash were required to be made on Richardson Highlands Apartments and Rivercrest Village Apartments second mortgages, respectively. During the year ended December 31, 1999, payments of excess cash of $55,000 and $611,000 were made on Richardson Highlands Apartments and Rivercrest Village Apartments second mortgages, respectively.

As of December 31, 2000, Investors First Staged Equity L.P. (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the imminent loss of the Partnership's remaining investment property. During the fourth quarter of 1999, the Partnership was notified that it was in default on the Residual Proceeds Agreements relating to Rivercrest Village Apartments and Richardson Highlands Apartments, the two remaining investment properties owned by the Partnership at that time. These agreements require, among other things, that each property be marketed for sale six months prior to January 15, 2000, which was the maturity date of the subordinated notes payable, and that half of certain residual proceeds from the sale be paid to the lender. The Partnership did not market these properties for sale in accordance with the agreements, which also provided that the lender may commence an action for the appointment of a receiver to sell each property. During the third quarter of 2000, the properties were marketed for sale in accordance with the Residual Proceeds Agreements. Based upon current market conditions within the location of the properties, there has been an increase in the value of the properties and accordingly, the liability representing the anticipated amount due to the lender for its fifty percent share of the expected net proceeds from the sale of the properties after the payment of all mortgage notes payable and subordinated debt has been adjusted. The increase of approximately $9,581,000 was recorded during the year ended December 31, 2000 and is included in interest expense. The Partnership sold Richardson Highlands Apartments in December 2000 (see Note D). During the year ended December 31, 2000, the Partnership made a payment of approximately $8,636,000 to the lender from the proceeds resulting from the sale of Richardson Highlands Apartments. As of December 31, 2000 the amount that the lender was entitled to receive is approximately $3,152,000. This amount was paid to the lender upon the sale of Rivercrest Village Apartments on March 16, 2001 (see Note N).

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2000 and 1999 for the Registrant's property were as follows:

                                            Average Annual          Average
                                             Rental Rates          Occupancy
                                              (per unit)
 Property                                2000          1999       2000    1999

 Rivercrest Village Apartments         $ 8,529       $ 8,050      95%     93%


As noted under "Item 1.  Description of Business",  the real estate  industry is highly competitive. The property is subject to competition from other residential apartment complexes in the area. The General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less. As of December 31, 2000, no residential tenant leases 10% or more of the available rental space. The property is in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 2000 for the Registrant's property were as follows:

                                                2000            2000
                                             Billing (1)        Rate
                                           (in thousands)

       Rivercrest Village Apartments            $ 203           1.33%

(1) Fiscal year of taxing authority differs from the fiscal year of the property.

Capital Improvements:

Rivercrest Village Apartments: The Partnership completed approximately $492,000 in capital expenditures at Rivercrest Village Apartments as of December 31, 2000, consisting primarily of floor covering and appliance replacements, major landscaping, roof replacements, swimming pool improvements, and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The property was sold on March 16, 2001.

Richardson Highlands Apartments: The Partnership completed approximately $97,000 in capital expenditures at Richardson Highlands Apartments as of December 31, 2000, consisting primarily of floor covering, cabinet and appliance replacements, and pavement resurfacing. These improvements were funded from operating cash flow and replacement reserves. The property was sold on December 27, 2000.

Item 3.  Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, sold 16,267 limited partnership units aggregating $48,802,000. The Partnership currently has 2,547 holders of record owning an aggregate of 16,243.816 units. Affiliates of the General Partner own 2,497.46 units or approximately 15.37% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. In 2000, the number of Limited Partnership Units decreased by 17.336 due to limited partners abandoning these units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the limited partner is allocated his or her share of the income or loss for that year. The net income and distributions per limited partnership unit is calculated based on the number of units outstanding at the beginning of the year.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000, and subsequent to December 31, 2000.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
       01/01/99 - 12/31/99            $        --            $    --
       01/01/00 - 12/31/00              8,529,000 (1)         524.50
      Subsequent to 12/31/00           10,137,000 (2)         624.05

(1) Distribution was paid from the sales proceeds of Serramonte Plaza (approximately $7,701,000 or $473.58 per limited partnership unit) all to the limited partners. Also a distribution from operations of approximately $828,000 (approximately $50.92 per limited partnership unit) was paid all to the limited partners.

   (2) Distribution was made from sales proceeds of Richardson Highlands Apartments (approximately $8,636,000 or $531.65 per limited partnership unit) all to the limited partners. Also a distribution of approximately $1,501,000 from operations (approximately $92.40 per limited partnership unit) was paid all to the limited partners.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 2,497.46 limited partnership units in the Partnership representing 15.37% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Results of Operations

As of December 31, 2000, the Partnership adopted the liquidation basis of accounting.

Prior to the adopting the liquidation basis of accounting, the Registrant realized net income of approximately $15,792,000 for the year ended December 31, 2000 as compared to net income of approximately $11,977,000 for the year ended December 31, 1999. The increase in income is primarily due to the gain on sale of Richardson Highlands Apartments of approximately $25,375,000. On December 27, 2000, Richardson Highlands Apartments, located in Sausalito, California, was sold to an unaffiliated third party for $34,325,000. After closing expenses and other payments of approximately $729,000 and the assumption by the purchaser of the property's first mortgage of approximately $16,451,000, the net proceeds received by the Partnership were approximately $17,145,000. The Partnership also recorded a loss on early extinguishment of debt of approximately $264,000 due to the write off of unamortized loan costs as a result of this sale. The net income of approximately $11,977,000 for 1999 was primarily attributable to the gain on sale of discontinued operations of approximately $11,735,000 on the sale of Serramonte Plaza. On December 16, 1999, Serramonte Plaza, located in Daly City, California was sold to an unaffiliated third party for $20,089,000. After closing expenses and other payments of approximately $732,000 and the assumption by the purchaser of the property's mortgage of approximately $11,637,000, the net proceeds received by the Partnership were approximately $7,720,000. In connection with the sale, the Partnership recognized an extraordinary loss on early extinguishment of debt of $103,000.

Excluding the gain on sale of investment property, extraordinary losses on early extinguishments of debt and the sale of discontinued operations, the Partnership realized a loss of approximately $9,319,000 for the year ended December 31, 2000 as compared to a loss of approximately $106,000 for the year ended December 31, 1999. The increase in loss is due to an increase in total expenses which was slightly offset by an increase in total revenues.

Total expenses increased for the year ended December 31, 2000 as a result of an increase in operating and interest expenses which was slightly offset by a decrease in general and administrative expense. Interest expense increased as a result of interest on the Residual Proceeds Agreements encumbering Richardson Highlands Apartments and Rivercrest Village Apartments as discussed below. Operating expense increased as a result of an increase in property and insurance expenses. Property expense increased due to increase in corporate unit expenses, and utility bills and an increase in employee salaries and related employee benefits. Insurance expense increased due to the addition of a flood insurance policy during 2000 at Rivercrest Village Apartments.

General and administrative expense increased as a result of an increase in management reimbursements. Included in general and administrative expenses for the year ended December 31, 2000 and 1999 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues increased as a result of an increase in rental income and other income. Rental income increased as a result of an increase in average occupancy and the average annual rental rates of the investment properties. The increase in other income was primarily due to higher interest income as a result of an increase in cash balances held in interest bearing accounts.

Liquidity and Capital Resources

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 2000, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value (including amounts based upon subsequent actual transactions described below) and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities is based upon the General Partner's estimates as of the date of the consolidated financial statements.

Included in liabilities in the statement of net assets in liquidation, as of December 31, 2000, are approximately $17,000 of costs, net of income, that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by June 30, 2001. These costs principally include the estimated administrative expenses for the Partnership and the net results of operations from Rivercrest Village Apartments until its sale during March 2001. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The net adjustment required to convert to the liquidation basis of accounting was an increase in net assets of approximately $12,596,000 which is included in the Statement of Changes in Capital (Deficit)/Net Assets in Liquidation. The adjustments are as follows:

                                                             Increase (Decrease)
                                                                in Net Assets
                                                               (in thousands)
Adjustment from book value of property and
   improvements to estimated net realizable value                $ 12,256
Adjustment of other assets                                           (246)
Adjustment of disposition fee to General Partner                      603
Estimated costs in liquidation, included in
     accounts payable                                                 (17)
Net increase in net assets                                       $ 12,596

At December 31, 2000, the Registrant had cash and cash equivalents of approximately $11,440,000 as compared to approximately $9,614,000 at December 31, 1999. Cash and cash equivalents increased approximately $1,826,000 from the prior year end, due to approximately $17,049,000 of cash provided by investing activities and approximately $2,196,000 of cash provided by operating activities which was partially offset by approximately $17,419,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds from the sale of Richardson Highlands Apartments and net withdrawals from restricted escrows which was partially offset by cash used for property improvements and replacements. Cash used in financing activities consisted of payments on mortgage notes payable, payment of residual proceeds and distributions to partners. The Registrant invests its working capital reserves in money market accounts.

As of December 31, 2000, Investors First Staged Equity L.P. (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the imminent loss of the Partnership's remaining investment property. During the fourth quarter of 1999, the Partnership was notified that it was in default on the Residual Proceeds Agreements relating to Rivercrest Village Apartments and Richardson Highlands Apartments, the two remaining investment properties owned by the Partnership at that time. These agreements require, among other things, that each property be marketed for sale six months prior to January 15, 2000, which was the maturity date of the subordinated notes payable, and that half of certain residual proceeds from the sale be paid to the lender. The Partnership did not market these properties for sale in accordance with the agreements, which also provided that the lender may commence an action for the appointment of a receiver to sell each property. During the third quarter of 2000, the properties were marketed for sale in accordance with the Residual Proceeds Agreements. Based upon current market conditions within the location of the properties, there has been an increase in the value of the properties and accordingly, the liability representing the anticipated amount due to the lender for its fifty percent share of the expected net proceeds from the sale of the properties after the payment of all mortgage notes payable and subordinated debt has been adjusted. The increase of approximately $9,581,000 was recorded during the year ended December 31, 2000 and is included in interest expense. The Partnership sold Richardson Highlands Apartments in December 2000 (see Note D). During the year ended December 31, 2000, the Partnership made a payment of approximately $8,636,000 to the lender from the proceeds resulting from the sale of Richardson Highlands Apartments. As of December 31, 2000 the amount that the lender was entitled to receive is approximately $3,152,000. This amount was paid to the lender upon the sale of Rivercrest Village Apartments on March 16, 2001 (see Note N).

A distribution of approximately $7,701,000 from the proceeds of the sale of Serramonte Plaza (approximately $473.58 per limited partnership unit) was made all to the limited partners during the year ended December 31, 2000. Also, a distribution of approximately $828,000 ($50.92 per limited partnership unit) was paid from operations all to the limited partners. No cash distributions were paid during the year ended December 31, 1999. Subsequent to December 31, 2000, the Partnership distributed approximately $8,636,000 (approximately $531.65 per limited partnership unit) from sale proceeds from Richardson Highlands Apartments to the limited partners. Also a distribution of approximately $1,501,000 (approximately $92.40 per limited partnership unit) was paid from operations to the limited partners. The Partnership expects to distribute funds from the sale of Rivercrest Village during 2001. Any further distributions will depend on the availability of funds after reserving for costs to liquidate the Partnership during 2001.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 2,497.46 limited partnership units in the Partnership representing 15.37% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 7.     Financial Statements


INVESTORS FIRST-STAGED EQUITY L.P.

List of Consolidated Financial Statements


Report of Ernst & Young LLP, Independent Auditors

Consolidated Statement of Net Assets in Liquidation - December 31, 2000

Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

Consolidated Statements of Changes in Partners' Capital (Deficit)/Net Assets in Liquidation - Years ended December 31, 2000 and 1999

Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Investors First-Staged Equity L.P.


We have audited the accompanying consolidated statement of net assets in liquidation of Investors First-Staged Equity L.P. as of December 31, 2000 and the related consolidated statements of operations, changes in partners' capital (deficit)/net assets in liquidation and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully described in Note A, due to the imminent sale of its remaining investment property, the General Partner has decided, effective December 31, 2000, to liquidate the Partnership. As a result, the Partnership changed its basis of accounting as of December 31, 2000 from a going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of Investors First-Staged Equity L.P. at December 31, 2000 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States applied on the bases described in the preceding paragraph.

                                                           /s/ ERNST & YOUNG LLP



Greenville, South Carolina
March 16, 2001

                     INVESTORS FIRST-STAGED EQUITY L.P.

                CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                          (in thousands, except unit data)

                                December 31, 2000




Assets
   Cash                                                                       $ 11,440
   Receivables and deposits                                                        335
   Restricted escrows                                                               49
   Other assets                                                                     47
   Investment property                                                          17,577

                                                                                29,448
Liabilities
   Accounts payable                                                                255
   Tenant security deposit liabilities                                             124
   Accrued interest                                                                261
   Other liabilities                                                                26
   Advances from affiliates of General Partner                                     340
   Mortgage notes payable (Note F)                                              14,445
                                                                                15,451

      Net assets in liquidation                                               $ 13,997

            See Accompanying Notes to Consolidated Financial Statements

                         INVESTORS FIRST-STAGED EQUITY L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)


                                                        Years Ended December 31,
                                                           2000          1999
Revenues:
   Rental income                                        $ 5,872       $ 5,561
   Other income                                             434           247
   Gain on sale of investment property                   25,375            --
       Total revenues                                    31,681         5,808

Expenses:
   Operating                                              1,700         1,608
   General and administrative                               186           168
   Depreciation                                           1,528         1,522
   Interest                                              11,795         2,213
   Property taxes                                           416           403
       Total expenses                                    15,625         5,914

Income (loss) before discontinued operations and
  extraordinary loss on early extinguishment of debt     16,056          (106)
Income from discontinued operations                          --           451
Gain on sale of discontinued operations                      --        11,735

Income before extraordinary item                         16,056        12,080
Extraordinary loss on early extinguishment of debt         (264)         (103)
Net income                                              $15,792       $11,977

Net income allocated to general partner                 $   158       $   239

Net income allocated to limited partners                 15,634        11,738

                                                        $15,792       $11,977
Per limited partnership unit:

   Income (loss) before discontinued operations and
      extraordinary loss on early extinguishment
      of debt                                           $977.50       $ (6.46)
   Income from discontinued operations                       --         27.49
   Gain on sale of discontinued operations                   --        707.08
   Extraordinary loss on early extinguishment of debt    (16.07)        (6.27)

   Net income                                           $961.43       $721.84

   Distributions per limited partnership unit           $524.50       $    --

            See Accompanying Notes to Consolidated Financial Statements

                         INVESTORS FIRST-STAGED EQUITY L.P.

 CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)/NET ASSETS IN
                                   LIQUIDATION
                          (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Partners' deficit at
  December 31, 1998                     16,261.152     $ (360)   $(17,479)  $(17,839)

Net income for the year ended
  December 31, 1999                             --        239      11,738     11,977

Partners' deficit at
  December 31, 1999                     16,261.152       (121)     (5,741)    (5,862)

Abandonment of units (Note L)              (17.336)        --          --         --

Distributions to partners                       --         --      (8,529)    (8,529)

Net income for the year ended
  December 31, 2000                             --        158      15,634     15,792

Partners' capital at
  December 31, 2000                     16,243.816      $ 37     $  1,364      1,401

Adjustment to liquidation basis
  (Note A)                                                                    12,596
Net assets in liquidation at
  December 31, 2000                                                         $ 13,997

            See Accompanying Notes to Consolidated Financial Statements

                         INVESTORS FIRST-STAGED EQUITY L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                                     Years Ended
                                                                    December 31,
                                                                  2000        1999
Cash flows from operating activities:
   Net income                                                   $15,792      $11,977
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                              1,528        1,990
        Amortization of loan costs and lease commissions            105          193
        Gain on sale of investment property                     (25,375)          --
        Gain on sale of discontinued operations                      --      (11,735)
        Loss on early extinguishments of debt                       264          103
        Interest on Residual Proceeds Agreement                   9,581           --
        Change in accounts:
            Receivables and deposits                                245          158
            Other assets                                              8         (133)
            Accounts payable                                        191          (32)
            Tenant security deposit liabilities                    (152)          32
            Accrued interest                                        118         (123)
            Due to affiliates of General Partner                     --           14
            Other liabilities                                      (109)          25

               Net cash provided by operating activities          2,196        2,469

Cash flows from investing activities:
   Net proceeds from sale of investment property                 17,145        7,720
   Property improvements and replacements                          (589)        (604)
   Net withdrawals from (deposits to) restricted escrows            493          (52)

               Net cash provided by investing activities         17,049        7,064

Cash flows from financing activities:
   Distributions to partners                                     (8,529)          --
   Payments on mortgage notes payable                              (254)        (443)
   Payment of residual proceeds                                  (8,636)        (660)

               Net cash used in financing activities            (17,419)      (1,103)

Net increase in cash and cash equivalents                         1,826        8,430

Cash and cash equivalents at beginning of period                  9,614        1,184

Cash and cash equivalents at end of period                      $11,440      $ 9,614

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $ 1,993      $ 3,218

Supplemental disclosure of non cash activity:
   Extinguishment of debt in connection with the sale of
    investment property and discontinued operations,
     respectively                                               $16,451      $11,637

            See Accompanying Notes to Consolidated Financial Statements

                         INVESTORS FIRST-STAGED EQUITY L.P.

                     Notes to Consolidated Financial Statements

                                December 31, 2000

Note A - Basis of Presentation

As of December 31, 2000, Investors First Staged Equity L.P. (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the imminent loss of the Partnership's remaining investment property. During the fourth quarter of 1999, the Partnership was notified that it was in default on the Residual Proceeds Agreements relating to Rivercrest Village Apartments and Richardson Highlands Apartments, the two remaining investment properties owned by the Partnership at that time. These agreements require, among other things, that each property be marketed for sale six months prior to January 15, 2000, which was the maturity date of the subordinated notes payable, and that half of certain residual proceeds from the sale be paid to the lender. The Partnership did not market these properties for sale in accordance with the agreements, which also provided that the lender may commence an action for the appointment of a receiver to sell each property. During the third quarter of 2000, the properties were marketed for sale in accordance with the Residual Proceeds Agreements. Based upon current market conditions within the location of the properties, there has been an increase in the value of the properties and accordingly, the liability representing the anticipated amount due to the lender for its fifty percent share of the expected net proceeds from the sale of the properties after the payment of all mortgage notes payable and subordinated debt has been adjusted. The increase of approximately $9,581,000 was recorded during the year ended December 31, 2000 and is included in interest expense. The Partnership sold Richardson Highlands Apartments in December 2000 (see Note D). During the year ended December 31, 2000, the Partnership made a payment of approximately $8,636,000 to the lender from the proceeds resulting from the sale of Richardson Highlands Apartments. As of December 31, 2000 the amount that the lender was entitled to receive is approximately $3,152,000. This amount was paid to the lender upon the sale of Rivercrest Village Apartments on March 16, 2001 (see Note N).

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 2000, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value (including subsequent actual transactions described below) and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities is based upon the General Partner's estimates as of the date of the consolidated financial statements.

Included in liabilities in the statement of net assets in liquidation, as of December 31, 2000, are approximately $17,000 of costs, net of income, that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by June 30, 2001. These costs principally include the estimated administrative expenses for the Partnership and the net results of operations from Rivercrest Village Apartments until its sale during March 2001. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The net adjustment required to convert to the liquidation basis of accounting was an increase in net assets of approximately $12,596,000 which is included in the Statement of Changes in Capital (Deficit)/Net Assets in Liquidation. The adjustments are as follows:

                                                             Increase (Decrease)
                                                                in Net Assets
                                                               (in thousands)
Adjustment from book value of property and
   improvements to estimated net realizable value                $ 12,256
Adjustment of other assets                                           (246)
Adjustment of disposition fee payable to
   General Partner                                                    603
Estimated costs in liquidation, included in
  accounts payable                                                    (17)
Net increase in net assets                                       $ 12,596

Note B - Summary of Significant Accounting Policies

Organization

Investors First-Staged Equity L.P. (the "Partnership" or "Registrant") was organized as a limited partnership under the Delaware Revised Uniform Limited Partnership Act in May 1985. Effective January 1, 1986, VMS Realty Investment (formerly known as VMS Realty Partners) assigned its interest in future profits, losses, operating cash flow, and liquidation proceeds of the Partnership to VMS Realty Investment II, which subsequently became the General Partner. VMS Realty Investment II is a general partnership formed to be the sole general partner of Investors First-Staged Equity L.P. and has the same constituent partners as VMS Realty Investment, its predecessor. Effective January 1, 1987, VMS Realty Investment II assigned its beneficial interest in the Partnership to VMS Realty Investment. Effective January 2, 1998, the General Partner was replaced by MAERIL, Inc., a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT") a subsidiary of Apartment Investment and Management Company ("AIMCO"). Thus, the General Partner is now a subsidiary of AIMCO. The Partnership commenced operations on October 2, 1985 and completed its acquisition of investment properties in October 1985. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated prior to such date. At December 31, 2000, the Partnership owned and operated one residential property located in California, which was sold on March 16, 2001.

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

Allocation of Cash Distributions

All cash distributions consisting of cash from operations shall be allocated 99% to the Limited Partners and 1% to the General Partner. However the 1% to the General Partner is subordinate to the Limited Partners receiving an annual 10% preferred return on their net invested capital.

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

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $64,000 for both of the years ended December 31, 2000 and 1999.

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

Cash and Cash Equivalents

Includes cash on hand, in banks, and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $2,600,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

      Replacement Reserve - In connection with the refinancing of Richardson Highlands Apartments and Rivercrest Village Apartments in 1997, monthly deposits of approximately $11,000 are required each month during the term of the loan. At December 31, 2000 the replacement reserve balance is approximately $49,000.

Depreciation

Depreciation is computed using the following methods and estimated useful lives:


                              GAAP BASIS (1)                     TAX BASIS
                                            Lives                            Lives
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
                                                     MACRS)

Personal Property     150% Declining        5 & 7    150 Declining           5 & 7
                                                     Balance (ACRS &
                                                     MACRS)

(1) As a result of adopting the liquidation basis of accounting as of December 31, 2000, the gross carrying value of the Partnership's sole remaining asset was adjusted to its net realizable value and will not be depreciated further for GAAP purposes.

Investment Property

Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraised value. No adjustment for impairment of value was recorded in the years ended December 31, 2000 and 1999. The Partnership sold one of its investment properties, Richardson Highlands Apartments, on December 27, 2000. The Partnership sold its commercial property, Serramonte Plaza, on December 16, 1999. As a result of the Partnership adopting the liquidation basis of accounting, the investment property was adjusted to its estimated net realizable value at December 31, 2000. The effect of the adoption was to increase the carrying value of the investment property by approximately $12,256,000.

Loan Costs

Loan costs, previously included in other assets on the consolidated balance sheet, of approximately $350,000 were being amortized on a straight-line basis over the lives of the related loans. Accumulated amortization was approximately $105,000 at December 31, 2000 and was also included in other assets on the consolidated balance sheet. As a result of adopting the liquidation basis of accounting as of December 31, 2000, these amounts were written off and included in the net adjustments to liquidation basis.

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

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note J" for required disclosure.

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

Note D - Sale of Investment Property

On December 27, 2000, Richardson Highlands Apartments, located in Sausalito, California, was sold to an unaffiliated third party for $34,325,000. After closing expenses and other payments of approximately $729,000, and the assumption by the purchaser of the property's first mortgage of approximately $16,451,000, the net proceeds received by the Partnership were approximately $17,145,000. The Partnership distributed the net proceeds from the sale of the property to the limited partners during January 2001 in accordance with the Partnership Agreement. The Partnership recorded a gain on the sale of investment property of approximately $25,375,000. The Partnership recorded a loss on early extinguishment of debt of approximately $264,000 due to the write off of unamortized loan costs.

The following unaudited pro-forma information reflects the operations of the Partnership for the twelve months ended December 31, 2000 and 1999, as if Richardson Highlands Apartments and Serramonte Plaza (see Note E) had been sold January 1, 1999 (in thousands except per unit data).

                                                         2000            1999
                                                      (unaudited)    (unaudited)
Revenues                                               $ 2,906        $ 2,587
Net loss                                                (2,106)          (539)
Net loss per limited partnership unit                  (128.22)        (32.84)

Note E - Disposition of Discontinued Operations

On December 16, 1999, Serramonte Plaza, located in Daly City, California, was sold to an unaffiliated third party for $20,089,000. After closing expenses and other payments of approximately $732,000 and the assumption by the purchaser of the property's mortgage of approximately $11,637,000, the net proceeds received by the Partnership were approximately $7,720,000. The Partnership distributed the net proceeds from the sale of the property to the limited partners during January 2000 in accordance with the Partnership Agreement. The sale of the property resulted in a gain on sale of discontinued operations of approximately $11,735,000. In connection with the sale, a commission of approximately $603,000 was accrued to the General Partner in accordance with the terms of the Partnership Agreement.

Serramonte Plaza was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income from discontinued operations and gain on sale of discontinued operations for 1999. Revenues of this property were approximately $3,109,000 for 1999. Income from operations was approximately $451,000 for 1999.

Note F - Mortgage Notes Payable


                           Principal      Monthly                          Principal
                           Balance At     Payment    Stated                 Balance
                          December 31,   Including  Interest   Maturity     Due At
Property                      2000       Interest     Rate       Date      Maturity
                               (in thousands)                                 (in
                                                                          thousands)

Rivercrest Village
 Apartments
  1st mortgage              $11,293        $ 80      7.348%    01/01/08     $10,053
  2nd mortgage                3,152           (1)      (1)       (1)          3,152
         Totals             $14,445                                         $13,205

(1)   See discussion below regarding the second mortgage.

The mortgage agreement includes non-recourse provisions which limit the lenders' remedies in the event of default to the specific property collateralizing the loan.

In October 1990, the Partnership defaulted on the Richardson Highlands and Rivercrest Village Subordinate notes payable (the second mortgage loans) due to the failure to make the required monthly debt service payments. The Partnership and the lender finalized an agreement on June 22, 1994, retroactive to July 1, 1993, to restructure the debt held on Richardson Highlands and Rivercrest Village. The junior lien mortgages were restructured to mature on January 15, 2000, and provided for a 10% interest rate (with a 7% pay rate), based on the "Agreed Valuation Amount", as defined in the restructure agreement. Interest payments were payable from surplus cash. The second mortgages included a "shadow debt" portion that was payable only in the event that the mortgages were not paid prior to maturity. The shadow debt portion, which is the difference between the Agreed Valuation Amount and the Note Face Amount, for Richardson Highlands and Rivercrest Village was approximately $858,000 and $1,307,000, respectively. The Agreed Valuation Amounts for Richardson Highlands and Rivercrest Village were approximately $7,268,000 and $7,110,000, respectively. The Note Face Amount was $8,126,000 for Richardson Highlands and $8,417,000 for Rivercrest Village. The agreement also allowed the lender to receive fifty percent of any net proceeds from the sale or refinancing of the properties after the payment of all mortgage notes payable and subordinated debt.

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

During the year ended December 31, 2000, no payments of excess cash were required to be made on Richardson Highlands Apartments and Rivercrest Village Apartments second mortgages, respectively. During the year ended December 31, 1999, payments of excess cash of $55,000 and $611,000 were made on Richardson Highlands and Rivercrest Village's second mortgages, respectively.

During the fourth quarter of 1999, the Partnership was notified that it was in default on the Residual Proceeds Agreements relating to Rivercrest Village Apartments and Richardson Highlands Apartments, at the time the two remaining investment properties owned by the Partnership. These agreements required, among other things, that each property be marketed for sale six months prior to January 15, 2000, which was the maturity date of the subordinated notes payable, and that half of certain residual proceeds from the sale be paid to the lender. The Partnership did not market these properties for sale in accordance with the agreements, which also provide that the lender may commence an action for the appointment of a receiver to sell each property. If the properties are not sold within 180 days thereafter, the lender may foreclose on the properties. After notifying the Partnership of such defaults, the lender proposed that a party believed by the Partnership to be an affiliate of the lender purchase the properties. During the third quarter of 2000, the properties were marketed for sale in accordance with the Residual Proceeds Agreements. Based upon current market conditions within the location of the properties, there has been an increase in the value of the properties and accordingly, the liability representing the anticipated amount due to the lender for its fifty percent share of the expected net proceeds from the sale of the properties after the payment of all mortgage notes payable and subordinated debt has been adjusted. The increase of approximately $9,851,000 was recorded during the year ended December 31, 2000 and is included in interest expense. As of December 31, 2000 the estimated amount that the lender is entitled to receive is approximately $3,152,000 and is based upon the current sale value for Rivercrest Village Apartments which has subsequently been sold on March 16, 2001. During the year ended December 31, 2000, Richardson Highlands Apartments made a payment of approximately $8,636,000 to the lender from the proceeds resulting from the sale of the property.

On  December  27,  2000,   Richardson   Highlands  Apartments  was  sold  to  an
unaffiliated third party. The purchaser assumed the outstanding first mortgage loan of approximately $16,451,000.

In connection with the sale of Richardson Highlands during the year ended December 31, 2000, the Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $264,000 resulting from the write off of unamortized loan costs. In connection with the sale of Serramonte Plaza during the year ended December 31, 1999, the Partnership recognized an extraordinary loss on extinguishment of debt of $103,000 resulting from the write off of unamortized loan costs of $243,000, offset by forgiveness of accrued interest of approximately $140,000.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2000 have not been included as the remaining investment property was sold on March 16, 2001, with the purchaser assuming the indebtedness.

Note G - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data for the years ended December 31, 2000 and 1999):

                                       2000           1999

Net income as reported               $ 15,792       $11,977
Add (deduct)
  Debt forgiveness                     (2,306)        1,953
  Depreciation differences                323           124
  Deferred expense                      3,152           360
  Gain on sale of property              1,062         1,446
  Other                                    30          (587)

Federal taxable income               $ 18,053       $15,273

Federal taxable income
  per limited partnership unit       $1,097.43      $927.98

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities as of December 31, 2000 (in thousands):

Net assets as reported                                $13,997
Land and buildings                                      2,581
Accumulated depreciation                              (16,405)
Syndication                                             6,832
Other                                                   3,075
       Net assets - Federal tax basis                 $10,080

Note H - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made or accrued to the General Partner and its affiliates during the year ended December 31, 2000 and 1999:

                                                    2000                 1999
                                                          (in thousands)

Property management fees (included in
  operating expenses)                                $244                 $230
Reimbursement for services of affiliates
  (included in operating, general and
  administrative expense, and investment
  properties)                                         143                  115
Real estate brokerage commission due to
  general partner (included in gain on
  sale of discontinued operations)                     --                  603

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $244,000 and $230,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $143,000 and $115,000 for the years ended December 31, 2000 and 1999, respectively.

In prior years the Partnership was advanced funds from a former General Partner in order to meet its existing obligations. Interest accrues on these advances at rates agreed to by the Partnership and the former General Partner. The interest rates at December 31, 2000 ranged from 4.70% and 9.50%. The unpaid balance on these advances at December 31, 2000, and the related accrued interest is approximately $340,000 and $189,000, respectively.

As mentioned in Note E, in connection with the sale of Serramonte Plaza, a commission of approximately $603,000 was accrued to the General Partner in accordance with the terms of the Partnership Agreement. Payment of the commission will not be made until the limited partners have received distributions equal to their original invested capital plus a 6% per annum non-compounded cumulative preferred return on their adjusted invested capital. This liability was written off upon the adoption of the liquidation basis of accounting as this preferred return to the limited partners will not be met.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 2,497.46 limited partnership units in the Partnership representing 15.37% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note I - Real Estate and Accumulated Depreciation

As a result of adopting the liquidation basis of accounting, an adjustment of approximately $12,256,000 was made to adjust the gross carrying value of the Partnership's remaining property, Rivercrest Village Apartments to its net realizable value of approximately $17,577,000 and will not be depreciated further. The carrying value was estimated using the anticipated net sales value expected to be received for the property in 2001.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                              Years Ended December 31,
                                                 2000          1999
                                                   (in thousands)

Real Estate

Balance at beginning of year                   $ 35,805      $ 48,466
    Property improvements                           589           604
    Disposition of property                     (17,599)      (13,265)
    Adjustment to liquidation basis              (1,218)           --

Balance at end of year                         $ 17,577      $ 35,805

Accumulated Depreciation

Balance at beginning of year                   $ 21,324      $ 25,949
    Additions charged to expense                  1,528         1,990
    Disposition of property                      (9,378)       (6,615)
    Adjustment to liquidation basis             (13,474)           --

Balance at end of year                         $     --      $ 21,324

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $20,158,000 and $38,406,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $16,405,000 and $26,818,000, respectively.

Note J - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consisted of two apartment complexes located in California one of which was sold on December 27, 2000 and the other which was sold on March 16, 2001. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of office space located in California, which was sold on December 16, 1999. As a result of the sale of the commercial property during 1999, the commercial segment is shown as a discontinued operation.

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

Segment information for the years ended December 31, 2000 and 1999 is shown in the tables below. The "Other" Column includes partnership administration related items and income and expense not allocated to the reportable segments (in thousands).


                 2000                  Residential  Commercial     Other      Totals
                                                    (discontinued)
Rental income                            $ 5,872       $ --        $ --      $ 5,872
Other income                                 338           --          96        434
Interest expense                          11,795           --          --     11,795
Depreciation                               1,528           --          --      1,528
General and administrative expense            --           --         186        186
Gain on sale of investment property       25,375           --          --     25,375
Loss on extraordinary item                  (264)          --          --       (264)
Segment profit (loss)                     15,882           --         (90)    15,792
Total assets                              20,538           --       8,910     29,448
Capital expenditures                         589           --          --        589


                 1999                  Residential  Commercial     Other      Totals
                                                    (discontinued)
Rental income                            $ 5,561       $ --        $ --      $ 5,561
Other income                                 220           --          27        247
Interest expense                           2,213           --          --      2,213
Depreciation                               1,522           --          --      1,522
General and administrative expense            --           --         168        168
Income from discontinued operations           --          451          --        451
Gain on sale of discontinued
  operations                                  --       11,735          --     11,735
Loss on extraordinary item                    --         (103)         --       (103)
Segment profit (loss)                         35       12,083        (141)    11,977
Total assets                              16,677           --       9,210     25,887
Capital expenditures                         604           --          --        604

Note K - Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note L - Abandonment of Units

In 2000, the number of Limited Partnership Units decreased by 17.336 due to limited partners abandoning these units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the limited partner is allocated his or her share of the income or loss for that year. The net income and distributions per limited partnership unit is calculated based on the number of units outstanding at the beginning of the year.

Note M - Distributions

A distribution of approximately $7,701,000 from the proceeds of the sale of Serramonte Plaza (approximately $473.58 per limited partnership unit) was made all to the limited partners during the year ended December 31, 2000. Also, a distribution of approximately $828,000 (approximately $50.92 per limited partnership unit) was paid from operations all to the limited partners. No cash distributions were paid during the year ended December 31, 1999. Subsequent to December 31, 2000 a distribution of approximately $10,137,000 was declared and paid all to the limited partners. The distribution consisted of approximately $8,636,000 (approximately $531.65 per limited partnership unit) of sales proceeds from Richardson Highlands Apartments and approximately $1,501,000 (approximately $92.40 per limited partnership unit) from partnership operations.

Note N - Subsequent Event - Sale of Rivercrest Village Apartments

On March 16, 2001, Rivercrest Village Apartments, located in Sacramento, California, was sold to an unaffiliated third party for $18,000,000. After closing expenses and other payments of approximately $423,000, and the assumption by the purchaser of the property's first mortgage of approximately $11,261,000, the net proceeds received by the Partnership were approximately
$6,316,000. In connection with the sale the Partnership paid approximately $3,152,000, to the lender of the second mortgage in accordance with the Residual Proceeds Agreement (see Note F - Mortgages Note Payable).

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

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director

Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately
$39,000  and  non-audit  services  (principally  tax-related)  of  approximately
$20,000.

Item 10. Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Partnership.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000.

Entity                                  Number of Units      Percentage

Insignia Properties LP                        13.335            0.08%
 (an affiliate of AIMCO)
AIMCO Properties LP
 (an affiliate of AIMCO)                   2,484.125           15.29%

Insignia Properties LP is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the General Partner owns any Units.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made or accrued to the General Partner and its affiliates during the year ended December 31, 2000 and 1999:

                                                    2000                 1999
                                                          (in thousands)

Property management fees                            $244                $230
Reimbursement for services of affiliates             143                 115
Real estate brokerage commission due to
  general partner                                     --                 603

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $244,000 and $230,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $143,000 and $115,000 for the years ended December 31, 2000 and 1999, respectively.

In prior years the Partnership was advanced funds from a former General Partner in order to meet its existing obligations. Interest accrues on these advances at rates agreed to by the Partnership and the former General Partner. The interest rates at December 31, 2000 ranged from 4.70% and 9.50%. The unpaid balance on these advances at December 31, 2000, and the related accrued interest is approximately $340,000 and $189,000, respectively.

As mentioned in "Item 7. Financial Statements - Note E", in connection with the sale of Serramonte Plaza, a commission of approximately $603,000 was accrued to the General Partner in accordance with the terms of the Partnership Agreement. Payment of the commission will not be made until the limited partners have received distributions equal to their original invested capital plus a 6% per annum non-compounded cumulative preferred return on their adjusted invested capital. This liability was written off upon the adoption of the liquidation basis of accounting as the preferred return to the limited partners will not be met.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 2,497.46 limited partnership units in the Partnership representing 15.37% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

                                     PART IV


Item 13.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

          None.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2000:

          Form 8-K dated December 27, 2000, as filed with the Securities and Exchange Commission on January 8, 2001, in connection with the sale of Richardson Highlands Apartments.

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

                                    Date: March 30, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Patrick J. Foye      Executive Vice President      Date: March 30, 2001
Patrick J. Foye         and Director

/s/Martha L. Long       Senior Vice President         Date: March 30, 2001
Martha L. Long          and Controller

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

                    c)   Absolute   Assignment   of  Leases  and  Rents  by  VMS
                         Apartment Portfolio Associates II to Lehman Brothers Holdings, Inc. dated December 31, 1997.

                    10.1 Contract for sale of real estate for  Serramonte  Plaza dated December 16, 1999, between Investors First-Staged Equity, a Delaware limited partnership and Strategic Acquisition Corporation. (Filed with Form 8-K December 31, 1999)

                    10.2 First amendment to contract for sale of real estate for
                         Serramonte Plaza dated December 16, 1999 between Investors First-Staged Equity, a Delaware limited partnership and Strategic Acquisition Corporation. (Filed with Form 8-K December 31, 1999)

                    10.3 Second  amendment  to contract  for sale of real estate for Serramonte Plaza dated December 16, 1999 between Investors First-Staged Equity, a Delaware limited partnership and Strategic Acquisition Corporation. (Filed with Form 8-K December 31, 1999)

                    10.4 Third amendment to contract for sale of real estate for
                         Serramonte Plaza dated December 16, 1999 between Investors First-Staged Equity, a Delaware limited partnership and Strategic Acquisition Corporation. (Filed with Form 8-K December 31, 1999)

                    10.5 Fourth  amendment  to contract  for sale of real estate for Serramonte Plaza dated December 16, 1999 between Investors First-Staged Equity, a Delaware limited partnership and Strategic Acquisition Corporation. (Filed with Form 8-K December 31, 1999)

                    10.6 Fifth amendment to contract for sale of real estate for
                         Serramonte Plaza dated December 16, 1999 between Investors First-Staged Equity, a Delaware limited partnership and Strategic Acquisition Corporation. (Filed with Form 8-K December 31, 1999)

                    10.7 Purchase and Sale  Agreement for  Richardson  Highlands
                         Apartments between Registrant and Archstone Communities Trust effective December 27, 2000. (Filed with Form 8-K January 8, 2001)

                    10.8 Amendments   to  Purchase   and  Sale   agreement   for
                         Richardson Highlands Apartments. (Filed with Form 8-K January 8, 2001)